Form 10-Q
period 2006-09-30
USChina Channel Inc
filed 2006-11-03
CIK 1367898

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended September 30, 2006.

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period from         to

Commission File Number:   333-137437

                           USChina Channel, Inc.
        __________________________________________________
(Exact name of Small Business Issuer as specified in its charter)

         Nevada                              20-4854568

(State or other jurisdiction of      (IRS Employer Identification No.)
incorporation or organization)


  665 Ellsworth Avenue, Connecticut                  06511
(Address of principal executive offices)      (Postal or Zip Code)


Issuer's telephone number, including area code:        203-844-0809

Indicated by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  [X ]   No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,020,000 shares of common stock with par value of $0.001 per share outstanding as of November 1, 2006.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED SEPTEMBER 30, 2006

                  Part I - FINANCIALINFORMATION
                                                 			 Page
Item 1. Financial Statement
        Consolidated Balance Sheets                    		3
        Consolidated Statement Of Income                 		4
        Consolidated Statement Of Shareholders' Equity   		5
        Consolidated Statement of Cash Flow             		6
        Condensed Notes to Consolidated Financial Statement	  7

Item 2. Management's Discussion And Analysis Of Financial
        Condition And Results Of Operation                 		7

Item 3  Quantitative And Qualitative Disclosure About Market Risk	8

Item 4. Controls and Procedures                         		8

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                		9

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities                  		9

Item 4. Submission of Matters to a Vote of Security Holders  	 9

Item 5. Other Information                             			9

Item 6. Exhibits                                			9

                 Part I - FINANCIALINFORMATION
Item 1. Financial Statements


                     	   USChina Channel Inc.
                 Consolidated Balance Sheet
                       	    (unaudited)

                               		September30, 2006

Cash                                		1,020


Total Current Asset    	                           1,020

Investment
Property                                   	    0
Intangible Assets                         	    0

Total Assets:                              	$ 1,020


Liability and Shareholders equity
Current Liability                             	     0
Accounts payable                              	      0
Due to officer                            	  5,334.35

Total Liabilities                        	  $  5,334


Shareholders' Equity 1,020,000
Shares o/s w/ Par value $0.001                    1,020

Deficit accumulated during
development stage                           	(5,334)

Total Shareholders' Equity                          ($ 4,314)

                           USChina Channel Inc.
                    Consolidated Statement of Operation

                                   		Three Months   From inception
                                  		ended on          to
                               		 9/30/2006       9/30/2006

Revenue 	              	              0   	        0

Gross Profits                      	              0 	       0

Operating expenses         	             0	          0
Selling expenses                   	           0	        0
General and administration expenses          $  4,841	    5334

Income(loss) from Operation	      ( $ 4,841 )      ($  5,334 )

Other income (expenses)                      	        0     	    0
Interests expenses                           	        0     	    0
Income tax                         		       0     	   0

Net income (loss)           	        	( $ 4,841.40 )    ($  5,334 )

Basic and diluted net earning
per share (1,020,000 Shares O/S)         	    $   0      	   0

                  	USChina  Channel Inc
     Consolidated Statement Of Changes In Stockholder's Equity

		             Common Shares      Par		Profits      Total
                                  				(Loss)
Issuance of Common Stock	1,020,00    $1,020             	$1,020

Net Profits (Loss)                     		 	($493)         ($493)

Balance, June30, 2006               		 	($493)           $527
(Audited)

Net Profits (Loss)                   			($4,841)       ($4,841)

Balance,
September 30,2006
(unaudited) 	     	1,020,000    $1,020     	($5,334)       ($4,314)

                    	   USChina Channel Inc.
           		Consolidated Statement of Cash Flows
                    	     (unaudited)

                              			Three Months   From Inception
                                 			ended on  	     to
                                			9/30/2006 	   9/30/2006
Cash Flow from operating activities
Net Income (Loss)                		  ($4,841)    	($5,334)

Change in operating assets and liabilities
(Decrease)increase in:

       Due Officer                		 	   $4,841     	$5,334

 Net cash provided by operating activity      	  0        	   0


Cash flows from investing activities        		 0       	  0


Cash flows from financing activities
Proceeds from sale of common stock         	$1,020       	$1,020

Net cash provided by financing activities 		$1,020	  $1,020


Net Increase in Cash                       		$1,020       	$1,020
Cash, beginning at the period                  		     0  	        0
Cash, end at the period                    	    	$1,020   	   $1,020

                         USChina Channel Inc.
                     NOTES TO FINANCIAL STATEMENTS
                          September 30, 2006

Note 1 - Basis Of Presentation

The accompanying unaudited interim financial statements of USChina Channel Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form SB-2/A filed with the Securities and Exchange Commission on October 11, 2006. In the view of management, all adjustments, consisting solely of normal recurring adjustments, has been made herein essential for a fair presentation of financial position and the results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements have been excluded because that would substantially duplicate the statement contained in the audited financial statements for fiscal year 2006, as reported in the Form SB-2/A.


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of
Section 21E of the Exchange Act. These forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions about the Company. When used in this Form 10-QSB, the words "plan", "believes," "continues," "expects," "anticipates," "estimates," "intends", "should," "would," "could," or "may," and similar expressions are intended to identify forward looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, Chinese government policy or rule changes, market conditions, competition and the ability to successfully complete financing.

Plan of Operation

The Company was incorporated in the State of Nevada on April 26, 2006. The Company's business will focus in furnishing business services to the small or median sized private companies in the People's Republic of China that want to look for business partners, or agencies, or financing resources, or to become public listing through IPO or reverse merger in the United States, Canada or Europe.

The Company owned a website:
                   www.uschinachannel.net
which is published in both Chinese and English.

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. On September 30, 2006, the Company has nominal cash on hand and will be reliant upon the advanced fund from the CEO Andrew Chien, to support its existence and finance operating losses for the foreseeable future. We are intending to raise capital through a public offering. We filed Form SB2 on September 19, 2006, and Form SB2/A on October 11. 2006. We are waiting the Securities and Exchange Commission to approval our SB2 filing. Without the proceeds from the offering, we only can launch our services on a tiny scale and we are very hard to expand the business level on that the Company can have positive cash flow. In a development stage company, management devotes most of its activities to develop a market for its business. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to secure market acceptance of its business plan and to generate significant revenue. There is no guarantee that the Company will be able to complete any of the above objectives and attain profitability. These factors raise substantial doubt considering the Company's ability to continue as a going concern because we do not have sufficient working capital necessary to be successful.

Our plan of operations for the next twelve months is to raise fund through an offering after the Securities and Exchange Commission to announce the effective of our Form SB2/A filed on October 11, 2006. A principal use of the offering proceeds will be to provide working capital required upon the sign and performance of one or two contracts of the customers until such time as sufficient revenue is generated to cover operating expenses.

Liquidity and Capital resources:

In the three months period ended on September 30, 2006, cash used on operations was $$4841.40, primarily for the payment of audit fees and legal fee for the preparation of SB2 filing to the Securities and Exchange Commission. From the inception (April 26, 2006) to the end of September 2006, cash total used on operation was $5334. Since the Company has no operating revenues, funds were advanced from CEO Andrew Chien. In accordance with the Financial Agreement between Mr. Chien and the Company signed on October 3, 2006 (Exhibits 10.02 of SB2/A), Mr. Chien is legally obligated to pay for expenses up to $70,000 incurred by the Company, at least until the Company's offering is completed and proceeds are raised. However, to be clear, this Financial Agreement remains applicable even if only nominal proceeds or no proceeds are raised. Pursuant to the Financial Agreement between Mr. Chien and the Company, if only nominal fund or no fund is raised in our offering then Mr. Chien has agreed not to seek repayment of expenses he has paid on behalf of the Company and the Company will not be liable to Mr. Chien or any other party for payment of expenses undertaken by Mr. Chien on behalf of the Company.


Item 3.	Quantitative And Qualitative Disclosure About market Risk

    None.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, and the Member of the Audit Committee, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange act of 1934, as amended) as of the end of period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, and the Member of the Audit Committee concluded that these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

    None

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submissions of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits

31 - Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




    ( This space intended to leave for blank  )












Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                USChina Channel Inc

 Dated: November 2, 2006        By: /s/ Andrew Chien
		                ------------------------
	                    	Andrew Chien, CEO, CFO




10