Form 10-Q
period 2006-12-31
USChina Channel Inc
filed 2007-02-15
CIK 1367898

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

      For the period ended December 31, 2006.

[   ] Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Ac of 1934

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,020,000 shares of common stock with par value of $0.001 per share outstanding as of February 14, 2007.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED DECEMBER 31, 2006

                  Part I - FINANCIALINFORMATION
                                                  			 Page
Item 1. Financial Statements
        Consolidated Balance Sheets                		        3
        Consolidated Statement Of Operations          		   4
        Consolidated Statement Of Shareholders' Equity		   5
        Consolidated Statement of Cash Flows         		        6
        Condensed Notes to Consolidated Financial Statement	        7

Item 2. Management's Discussion And Analysis Of Financial
        Condition And Results Of Operation                 		    7

Item 3	Quantitative And Qualitative Disclosure About Market Risk 	8

Item 4. Controls and Procedures                          		     8

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                      		  9

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	  9

Item 3. Defaults Upon Senior Securities                 		      9

Item 4. Submission of Matters to a Vote of Security Holders		      9

Item 5. Other Information                       			      9

Item 6. Exhibits                                 			      9

                     Part I - FINANCIALINFORMATION
Item 1. Financial Statements



                         USChina Channel Inc.
                      Consolidated Balance Sheet


                               			6/30/2006	12/31/2006
                           			       Audited 	Unaudited

Cash                                     		 1,020  	1,020

Total Current Asset                   		 1,020  	1,020
Investment
Property                                 		     0 	0
Intangible Assets                      		     0   	  0

Total Assets                		         	1,020 	1,020

Liability and Shareholders equity

Current Liability
Accounts payable                    		    0 	0
Due to officer                   			  $493	$5,354

Total Liabilities                 			   493	5,354

Shareholders' Equity
1020000 Shares o/s w/  Par value $0.001 	       1,020	1,020
Deficit accumulated in development stage	       ($493)	($5,354)

Total Shareholders' Equity            		   $527	($4,334)

Total Liabilities and Shareholders' Equity 	    1020	1020

                      USChina Channel Inc.
              Consolidated Statement of Operations
                          (Unaudited)

                              		Three Months	Six Months	From
                                   		   ended on      ended on    inception
                                                        			to

                               		12/31/2006	  12/31/2006 12/31/2006

Revenue                             		$0	      $0   	     $0

Gross Profits                       	      $0	      $0   	     $0
Operating expenses                  	      $0    	$0    	$0
Selling expenses                    	      $0     	$0     	$0
General and administration expenses        $20   	    $4,861 	     $5354

Income (loss) from Operation          	($20)  	   ($4,861)	   ($5,354)

Other income (expenses)                   	0      	0       	0
Interests expenses                    	    0        	0        	0
Income tax                           	     0       	0        	0

Net income (loss)                       	($20)  	 ($4,861) 	($5,354)

Basic and diluted net earning
per share (1,020,000 Shares O/S)             $0       	$0        	0

                    USChina  Channel Inc
Consolidated   Statement  Of  Changes  In  Stockholder's  Equity


                      	     Common
                       	     Shares 	Par	Profits  	Total
                                     		(Loss)

Issuance of Common Stock     1,020,000  $1,020   		$1,020

Net Profits (Loss)                   		($493) 	($493)


Balance, June 30, 2006                  		($493) 	$527
(Audited)

Net Profits (Loss)                     		($4,841) 	($4,841)


Balance, September 30, 2006   1,020,000   $1,020   ($5,334) 	($4,314)
(Unaudited)

Net Profits (Loss)                       		  ($20) 	 ($20)


Balance, December 31,  2006   1,020,000   $1,020    ($5,354) 	($4,334)
(Unaudited)

                   Uschina  Channel  Inc
            Consolidated Statement of Cash Flows
                        (Unaudited)

                                			Six Months    From
                             			     ended on    Inception to
                                 		 	12/31/2006	12/31/2006

Cash Flow from operating activities
Net Income (Loss)                   		($4,861)  	($5,354)

Change in operating assets and liabilities
(Decrease) increase in:
      Due Office                     		$4,861  	$5,354

Net cash provided by operating activity   		0  	0

Cash flows from investing activities    		      0    	0

Cash flows from financing activities
Proceeds from sale of common stock      		      0 	$1,020

Net cash provided by financing activities   	      0 	$1,020


Net Increase in Cash               		         0   	$1,020
Cash, beginning at the period         		$1,020   	0
Cash, end at the period              		  $1,020 	$1,020

                         USChina Channel Inc.
                     NOTES TO FINANCIAL STATEMENTS
                          December 31, 2006

Note 1 - Basis Of Presentation

The accompanying unaudited interim financial statements of USChina Channel Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form SB-2/A filed with the Securities and Exchange Commission on December 1, 2006. In the view of management, all adjustments, consisting solely of normal recurring adjustments, has been made herein essential for a fair presentation of financial position and the results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements have been excluded because that would substantially duplicate the statement contained in the audited financial statements for fiscal year 2006, as reported in the Form SB-2/A.


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

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. On December 31, 2006, the Company has nominal cash on hand and will be reliant upon the advanced fund from the CEO Andrew Chien, to support its existence and finance operating losses for the foreseeable future. We are intending to raise capital through a public offering. We filed Form SB2 on September 19, 2006, and the Amendment 2 of Form SB2 on December 1. 2006. We are waiting the Securities and Exchange Commission to approval our SB2 filing. Without the proceeds from the offering, we only can launch our services on a tiny scale and we are very hard to expand the business level on that the Company can have positive cash flow. In a development stage company, management devotes most of its activities to develop a market for its business. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to secure market acceptance of its business plan and to generate significant revenue. There is no guarantee that the Company will be able to complete any of the above objectives and attain profitability. These factors raise substantial doubt considering the Company's ability to continue as a going concern because we do not have sufficient working capital necessary to be successful.

Our plan of operations for the next twelve months is to raise fund through an offering after the Securities and Exchange Commission to announce the effective of our Form SB2/A filed on December 1, 2006.
A principal use of the offering proceeds will be to provide working capital required upon the sign and performance of one or two contracts of the customers until such time as sufficient revenue is generated to cover operating expenses.

Liquidity and Capital resources:

In the three months period ended on December 31, 2006, cash used on operations was $20, to pay the shared costs of the Company's website. In the six months period ended on December 31, 2006, cash used on operations was $$4861, primarily for the payment of audit fees and legal fee for the preparation of SB2 filing to the Securities and Exchange Commission. From the inception (April 26, 2006) to the end of December 2006, cash total used on operation was $5354. Since the Company has no operating revenues, funds were advanced from CEO Andrew Chien. In accordance with the Financial Agreement between Mr. Chien and the Company signed on October 3, 2006 (Exhibits 10.02 of SB2/A), Mr. Chien is legally obligated to pay for expenses up to $70,000 incurred by the Company, at least until the Company's offering is completed and proceeds are raised. However, to be clear, this Financial Agreement remains applicable even if only nominal proceeds or no proceeds are raised. Pursuant to the Financial Agreement between Mr. Chien and the Company, if only nominal fund or no fund is raised in our offering then Mr. Chien has agreed not to seek repayment of expenses he has paid on behalf of the Company and the Company will not be liable to Mr. Chien or any other party for payment of expenses undertaken by Mr. Chien on behalf of the Company.


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



                                USChina Channel Inc

 Dated: February 14, 2007        By: /s/ Andrew Chien
                         	  ----------------------
                        	  Andrew Chien, CEO, CFO