Form 10-Q/A
period 2006-12-31
USChina Channel Inc
filed 2007-03-26
CIK 1367898

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                       FORM 10-QSB/A

[X] Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: December 31, 2006.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities

Exchange Ac of 1934

For the transition period from         to

Commission File Number:   333-137437

                   USChina Channel, Inc.

        __________________________________________________

(Exact name of Small Business Issuer as specified in its charter)

            Nevada                              20-4854568

--------------------------------     ----------------------------------

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

Yes  [  ]   No  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]   No  [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,020,000 shares of common stock with par value of $0.001 per share outstanding as of

March 26, 2007.


TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-QSB

FOR QUARTER ENDED DECEMBER 31, 2006

                        Part I – FINANCIAL INFORMATION

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

Item 3. Defaults Upon Senior Securities

       9

Item 4. Submission of Matters to a Vote of Security Holders

       9

Item 5. Other Information

       9

Item 6. Exhibits

       9


                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

                         USChina Channel Inc.

                      Consolidated Balance Sheet

   6/30/2006

12/31/2006

     Audited

Unaudited

Cash

    $  1,020     $  1,020

Total Current Asset

 1,020

  1,020

Investment

Property

     0

      0

Intangible Assets

     0

      0

Total Assets

 1,020

  1,020

Liability and Shareholders equity

Current Liability

Accounts payable

     0

     0

Due to officer

   493

  5,354

Total Liabilities

   493

  5,354

Shareholders' Equity

1020000 Shares o/s, w/ Par value $0.001

       1,020

  1,020

Deficit accumulated in development stage

        (493)

 (5,354)

Total Shareholders' Equity

   527

 (4,334)

Total Liabilities and Shareholders' Equity

 1,020

  1,020


                               USChina Channel Inc.

                      Consolidated Statement of Operations

                                  (Unaudited)

    Three Months   Six Months

     From

 ended on     ended on     inception

 to

12/31/2006

  12/31/2006    12/31/2006

Revenue

  $   0

    $  0

     $  0

Gross Profits

      0

       0

        0

Operating expenses

      0

       0

  0

Selling expenses

      0

 0

  0

General and administration expenses            20

   4,861

    5,354

Income (loss) from Operation

    (20)

  (4,861)

   (5,354)

Other income (expenses)

0

 0

  0

Interests expenses

      0

 0

  0

Income tax

      0

 0

  0

Net income (loss)

    (20)

  (4,861)

   (5,354)

Basic and diluted net earning

per share (1,020,000 Shares O/S)                0

 0            0


                         USChina  Channel  Inc

  Consolidated   Statement  Of  Changes  In  Stockholder's  Equity

     Common

     Shares

 Par

    Profits

 Total

     (Loss)

Issuance of Common Stock     1,020,000  $ 1,020

     $ 1,020

Net Profits (Loss)

      (493)

  (493)

Balance, June 30, 2006

      (493)

   527

(Audited)

Net Profits (Loss)

    (4,841)

(4,841)

Balance, September 30, 2006   1,020,000   1,020     (5,334)

(4,314)

(Unaudited)

Net Profits (Loss)

       (20)

   (20)

Balance, December 31, 2006    1,020,000  $ 1,020   $ (5,354)    $ (4,334)

(Unaudited)


                           USChina  Channel  Inc

                 Consolidated Statement of Cash Flows

                              (Unaudited)

Six Months      From

      ended on      Inception to

12/31/2006

   12/31/2006

Cash Flow from operating activities

Net Income (Loss)

$ (4,861)     $ (5,354)

Net cash provided by operating activity

 0

         0

Cash flows from investing activities

       0

   0

Cash flows from financing activities

Proceeds from sale of common stock

      0

     1,020

Loan from Officer                                  4,861         5,354

Net cash provided by financing activities

   4,861         6,374

Net Increase in Cash

         0

     1,020

Cash, beginning at the period

   1,020

   0

Cash, end at the period

 $ 1,020

   $ 1,020

Note: We reclassified the due to Officer in operation as the loan from the

Officer of the financial activity, and filed the 10 QSB/A.


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

SB-2/A filed with the Securities and Exchange Commission on December 1,

2006. In the view of management, all adjustments, consisting solely of normal recurring adjustments, has been made herein essential for a fair presentation of financial position and the results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements have been excluded because that would substantially duplicate the statement contained in the audited financial statements for fiscal year 2006, as reported in the Form SB-

2/A.

Item 2. Management's Discussion And Analysis Of Financial Condition

        And Results Of Operation

FORWARD-LOOKING STATEMENTS

This Form 10-QSB/A includes "forward-looking statements" within the meaning of Section 21E of the Exchange Act. These forward-looking statements are based on our current goals, plans, expectations,

assumptions, estimates and predictions about the Company. When used in this Form 10-QSB, the words "plan", "believes," "continues," "expects,"

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

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. On December 31, 2006, the Company has nominal cash on hand and will be reliant upon the advanced fund as loan from the CEO Andrew

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

Exchange Commission. From the inception (April 26, 2006) to the end of

December 2006, cash total used on operation was $5354. Since the

Company has no operating income, funds were advanced from CEO Andrew

Chien as the loan. In accordance with the Financial Agreement between Mr. Chien and the Company signed on October 3, 2006

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

                                USChina Channel Inc

 Dated: March 26, 2007        By: /s/ Andrew Chien

------------------------

  Andrew Chien, CEO, CFO