Form 10QSB
period 2007-03-31
USChina Channel Inc
filed 2007-05-09
CIK 1367898

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                       FORM 10-QSB/A

[X] Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: March 31, 2007.

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

May 9, 2007.


TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-QSB

FOR QUARTER ENDED March 31, 2007

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

Item 3. Defaults Upon Senior Securities

       9

Item 4. Submission of Matters to a Vote of Security Holders

       9

Item 5. Other Information

       9

Item 6. Exhibits

       9


                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

                         USChina Channel Inc.

                      Consolidated Balance Sheet

	6/30/2006	3/31/2007
	Audited	Unaudited
Cash	1,020	1,020

Total Current Asset	1,020	1,020
Investment
Property	0	0
Intangible Assets	0	0
Total Assets	1,020	1,020

Liability and Shareholders equity
Current Liability
Accounts payable	0	0
Loan from Officer	$493	$11,869

Total Liabilities	493	11,869

Shareholders' Equity
1020000 Shares o/s w/ Par value $0.001	1,020	1,020
Deficit accumulated in development stage	($493)	($11,869)

Total Shareholders' Equity	$527	($10,849)

Total Liabilities and Shareholders' Equity	1020	1020


                               USChina Channel Inc.

                      Consolidated Statement of Operations

                                  (Unaudited)

		Three Months	Nine Month	From
		Ended on	Ended on	Inception to
		3/31/2007	3/31/2007	3/31/2007
Revenue		$0	$0	0

Gross Profits		$0	$0	0

Operating expenses		$0	$0	0
Selling expenses		$0	$0	0
General and administration expenses		$6,515	$11,376	11869

Income(loss) from Operation		($6,515)	($11,376)	(11,869)

Other income (expenses)			$0.00	0
Interests expenses			$0.00	0
Income tax			$0	0

Net income (loss)		($6,515)	($11,376)	(11,869)

Basic and diluted net earning
per share	(1,020,000 Shares O/S)	($0.01)	($0.01)	($0.01)


                         USChina  Channel  Inc

  Consolidated   Statement  Of  Changes  In  Stockholder's  Equity

	Common
	Shares	Par	Profits	Total
			(Loss)
Issuance of Common Stock	1,020,000	$1,020		$1,020

Net Profits (Loss)			($493)	($493)

Balance,June30,2006			($493)	$527
(Audited)

Net Profits (Loss)			($4,841)	($4,841)

Balance, September 30,2006
(unaudited)	1,020,000	$1,020	($5,334)	($4,314)

Net Profits (Loss)			($20)	($20)

Balance, December 31,2006
(unaudited)	1,020,000	$1,020	($5,354)	($4,334)

Net Profits (Loss)			($6,515)	($6,515)

Balance, March 31,2007
(unaudited)	1,020,000	$1,020	($11,869)	($10,849)


                           USChina  Channel  Inc

                 Consolidated Statement of Cash Flows

                              (Unaudited)

	Nine Months	From
	ended on	Inception to
	3/31/2007	12/31/2007
Cash Flow from operating activities
Net Income (Loss)	($11,376)	($11,869)

Net cash provided by operating activity	0	0

Cash flows from investing activities	0	0

Cash flows from financing activities

Proceeds from sale of common stock	$0	$1,020
Loan from Officer	$11,376	$11,869
Net cash provided by financing activities	$11,376	$12,889

Net Increase in Cash	$0	$1,020
Cash, beginning at the period	$1,020	0
Cash, end at the period	$1,020	$1,020


                          USChina Channel Inc.

                     NOTES TO FINANCIAL STATEMENTS

                          March 31, 2007

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

SB-2/A filed with the Securities and Exchange Commission on April 24,

2007. In the view of management, all adjustments, consisting solely of normal recurring adjustments, has been made herein essential for a fair presentation of financial position and the results of operations for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements have been excluded because that would substantially duplicate the statement contained in the audited financial statements for fiscal year 2006, as reported in the Form SB-

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

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. On March 31, 2007, the Company has nominal cash on hand and will be reliant upon the advanced fund as loan from the CEO Andrew

Chien, to support its existence and finance operating losses for the foreseeable future. We are intending to raise capital through a public offering. We filed Form SB2 on September 19, 2006, and the Amendment 6 of Form SB2 on April 24, 2007. We are waiting the Securities and

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

Our plan of operations for the next twelve months is to raise fund through an offering after the Securities and Exchange Commission to announce the effective of our Form SB2/A filed on April 24, 2007.

A principal use of the offering proceeds will be to provide working capital required upon the sign and performance of one or two contracts of the customers until such time as sufficient revenue is generated to cover operating expenses.

Liquidity and Capital resources:

In the three months period ended on March 31, 2007, cash used on operations was $6,515, to pay lawyer fee, the purchase of a software for Edgar electronic filing, and the shared costs of the Company's website.

In the nine months period ended on March 31, 2007, cash used on operations was $ 11,376, primarily for the payment of audit fees and legal fee for the preparation of SB2 filing to the Securities and

Exchange Commission, and purchasing a software for Edgar electronic filing.

From the inception (April 26, 2006) to the end of March 2007, cash total used on operation was $11,869. Since the Company has no operating income, funds were advanced from CEO Andrew Chien’s loan. In accordance with the Financial Agreement between Mr. Chien and the Company signed on October 3, 2006

(Exhibits 10.02 of SB2/A), Mr. Chien is legally obligated to pay for expenses up to $70,000 incurred by the Company, at least until the

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

                                USChina Channel Inc

 Dated: May 9, 2007             By: /s/ Andrew Chien

------------------------

  Andrew Chien, CEO, CFO