Form 10KSB
period 2007-06-30
USChina Channel Inc
filed 2007-08-01
CIK 1367898

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                       FORM 10-KSB/A

[X] Annual Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: June 30, 2007.

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

Securities registered pursuant to Section 12(b) of the

Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange

Act: Common Stock, par value $.001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past

12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes [x]              No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

           Yes [x]               No [ ]

Indicate by check mark whether the registrant is a shell company

(as defined in Rule 12b-2 of the Exchange Act).

            Yes [x]             No[ ]

The issuer's revenues for the its most recent fiscal year: $0

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of June 30, 2007 was 1,020,000 shares.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-KSB

FOR YEAR ENDED JUNE 30, 2007

                                                               Page

PART I

Item 1. Description of Business  --------------------------------  4

Item 2. Description of Property  --------------------------------  5

Item 3. Legal Proceedings    ------------------------------------  5

Item 4. Submission of Matters to a Vote of Security Holders -----  5

PART II

Item 5. Market for Registrant’s Common Equity and

        related Stockholder Matters   ---------------------------  5

Item 6. Management’s Discussion and Analysis or Plan

        of Operation                 ----------------------------  5

Item 7. Financial Statements         ---------------------------- 10

Item 8. Changes in and Disagreements with Accountants on

        Accounting and Financial Disclosures  ------------------- 19

Item 8A. Controls and Procedures    ----------------------------- 19

PART III

Item 9.  Directors, Executive Officers, Promoters And

         Control Persons; Compliance with Section 16(a) of

         the Exchange Act --------------------------------------- 19

Item 10. Executive Compensation  -------------------------------- 21

Item 11. Security Ownership of Certain Beneficial

         Ownership Management  ---------------------------------- 21

Item 12. Certain Relationships and Related Transactions  -------- 22

Item 13. Exhibits  ---------------------------------------------- 22

Item 14. Principal Accountant Fees and Services ----------------- 23

Signatures ------------------------------------------------------ 24

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

            FORWARD-LOOKING STATEMENTS

Subject to Section 21 E, of the exchange Act, this Annual Report on Form 10-KSB contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this Annual Report, the words "plan", "believes," "continues," "expects," "anticipates," "estimates," "intends", "should," "would," "could," or "may," and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks,

uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this Annual Report.

                            PART I

Item 1: Description of Business:

USChina Channel Incorporation was incorporated in the State of Nevada on April 26, 2006. Our website address is at:

www.uschinachannel.net

The Company is in the development stage and has not yet commenced operations or generated any revenue. Our auditor is concerned that we may not have the ability to continue our business if we do not raise enough capital to continue our work. However, it remains the Company’s intention to furnish following business services:

a. Preparing SEC filings for Chinese companies, as well as US "shell"

   companies that are willing to conduct merger transactions.

b. Making text format conversion, and Edgar electronic filing for Forms

   10-QSB,10-KSB, 14C, SB-2, 8-K, Form 3's and 4's and other SEC forms.

c. Agency services for exhibits, including FREE demonstrations,

d. Making budget plans.

e. Document preparation for shareholder meetings.

f. Arranging displays and exhibit or display booths.

g. Agency services for conferences or road shows to prepare documents to assist executives with company presentations.

h. Patent broker services, including patent filings.

The target market will be small to medium size private companies in the

People's Republic of China who wish to merge with business partners in the United States, Canada or Europe, to become publicly listed through either an IPO (Initial Public Offering) or a "reverse" merger with a public "shell" company. Our target market further includes Chinese companies that are already publicly listed in the US, Canada, or Europe, who wish to hire our Company to provide our services such as filings, road shows, trade shows, conferences, and other business services which they presently lack.

However, there is intense competition existing in the Chinese business service area, especially in the massive financial market.  There are many lawyers who perform SEC filing work.  Many professionals are now bi-lingual and there are many full service companies that are replacing the "one individual" item service Company. Our Company does not provide legal advice, nor does it perform investment advisor services.  This may limit the number of customers we can acquire.

At the present time, the Company does not have any paid employees. Mr. Chien, the Company's only officer, currently serves without compensation.

To invest in our company has very high risk. Please see “Risk Factors” in PART II, Item 6, Management’s Discussion and Analysis or Plan of Operation.

Item 2. Description of Property:

The Company does not own or lease offices or property of any kind.

Item 3. Legal Proceedings:

None.

Item 4. Submission of Matters to a Vote of Security Holders:

In the fiscal year ended June 30, 2007, no any matter was submitted to the Company's shareholders for a vote.

                        PART II

Item 5. Market for Registrant’s Common Equity and related Stockholder Matters.

a. Market Information.

There is no market for our common stock. We had three shareholders of record as at the date of this Annual report.

b. Dividends.

We have not declared any dividends yet.

Item 6. Management’s Discussion and Analysis or Plan of Operation:

After our SB2 being effective on May 10, 2007, we plan to focus our efforts on raising capital. Once we have obtained sufficient minimum capital, through this offering or by other means, our efforts will be directed towards obtaining customers who are willing to pay for our services. If we raise the maximum amount of funds in this offering, we anticipate we will have sufficient capital to cover our expenses for the next 12 months.

We are currently in the development stage so operating activity is limited to the Company's capital. Although we may have only one customer in the next four to five months, we have no guarantee we can successfully complete the contract to be a surviving business.

Our business objectives include the following:

1. Within 90 days of completion of this offering, we expect to finalize our market plan, which consists of preparing and distributing our literature for advertising of our business in the US, Canada, Europe and China.  We will add new features to our website to enhance our visibility to potential customers.

2. Within three to six months of completion of this offering, we expect to have customers to begin contract work, especially on legal and consulting for mergers between China and the US, Canada, and Europe, as well as consulting with the Companies here in the US who are already public.

3. Within the next six to twelve months of completion of this offering, we plan to use all of our efforts to fully complete projects for our customer(s), which entail utilizing legal services to file all the appropriate 10Q, 10K, SB-2 electronic filings, and holding road shows and conference presentations for better exposure for the Public Companies and or mergers.

4. Within twelve to fifteen months of the completion of this offering, we expect to have a solid presence in China to sign agent agreements with several Chinese Companies. We feel we will also be training employees at this time to assist us with our services, by paying these employees a commission for each job they refer our Company too.

5. Within twelve to fifteen months of completion of this offering, we expect to have an excellent network among our officers and employees within China, the US, Canada and Europe. Contingent on this network we have built internally, we will complete several contracts within a short period of time to generate revenue and profits for the Company.

In the event we raise less money than the maximum within this prospectus, we will need to reduce our employees in the US, Canada, Europe and China. Mr. Chien would need to perform the majority of the work.

Since we are in the initial stages of developing our business, there is no assurance that there will be sufficient demand for our services to allow us to operate profitably. Our auditors have determined that we do not currently have sufficient working capital necessary to be successful. As a result, our auditors have raised substantial doubt about our ability to continue. On June 30, 2007, the cash balance on hand for the Company was $1,020.

If we are not successful at creating demand for our services, then it is unlikely we will generate revenue and become profitable.

Results of Operations for the Fiscal Year Ended June 30, 2007

We did not earn any revenues and incurred operating expenses in the amount of $11,620 for the year ended June 30, 2007. The expenses were used to pay the expenses of relative SB2 filing and the purchase of a software for Edgar electronic filing, and the shared usage costs of the Company's office equipment and the website.

We have not attained profitable operations and are dependent upon  obtaining financing to complete our  proposed  business plan.  For these reasons, there is substantial doubt that we will be able to continue as a going concern.

From the inception (April 26, 2006) to the end of June 2007, cash total used on operation was $12,113. Since the Company has no operating income, funds were advanced from CEO Andrew Chien’s loan. In accordance with the Financial Agreement between Mr. Chien and the Company signed on October 3, 2006 (Exhibits 10.02 of SB2/A), Mr. Chien is legally obligated to pay for expenses up to $70,000 incurred by the Company, at least until the Company's offering is completed and proceeds are raised. However, to be clear, this Financial Agreement remains applicable even if only nominal proceeds or no proceeds are raised. Pursuant to the Financial Agreement between Mr. Chien and the Company, if only nominal fund or no fund is raised in our offering then Mr. Chien has agreed not to seek repayment of expenses he has paid on behalf of the Company and the Company will not be liable to Mr. Chien or any other party for payment of expenses undertaken by Mr. Chien on behalf of the Company.

Off-Balance Sheet Arrangements:

None.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and information provided in this annual report and other filings. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected.

Risks Relating To Our Business

We have no operating history and our operating results are unpredictable.

We have no operations. However, we have experienced a loss since inception due to expenses associated with organization and start-up. We established the Company as a Nevada corporation in April of 2006. Shortly thereafter, we applied to the SEC to become an EDGAR filer, and we granted such status on June 28, 2006. Although we believe that we are capable of generating revenue from our intended business, our management does not have any experience in filing SEC documents, except for the documents we are filing that are related to this offering. Since the Company's formation, we have not realized any revenue. We do not have any customers to date. We are in the developmental stage, but there is no certainty that our business will ultimately prove successful.

We will incur increased costs as a result of being a public company.

Conducting our business as a public company will cause us to incur significant accounting and other expenses that we did not have as a private company. In addition, the Sarbanes-Oxley Act, as well as certain rules implemented by the SEC, require changes in corporate governance practices of public companies. These new rules and regulations will increase our legal, accounting and financial compliance costs and will require additional staff time.

Our auditors have raised substantial doubt about our ability to continue as a going concern.

Because we do not have sufficient working capital necessary to pursue our business objectives, our auditors have expressed their opinion that we may fail in the near future if we do not raise sufficient capital soon. This opinion must be disclosed to all potential investors and other sources of capital, which may adversely affect our ability to raise capital. Shareholder and creditor confidence may be very low in evaluating our Company. If we are successful in acquiring a loan or a line of credit, we may be charged a much higher interest rate because of our financial condition.

We do not yet have any substantial assets, and we may only raise minimal funds in this offering.

Our SB2 form was effective on May 10, 2007. We are in the process of offering. It is possible we may not raise any funds, or an amount that is so small, it does not help the Company.

Our only Officer, Mr. Chien, has limited financial capability, and has to run another outside business. He may be unable to devote his full time to the Company, or even honor all his financial commitment with the Company, if another business fails.

Mr. Chien, our President and sole officer, is also responsible for the operations of another company, USChina Channel LLC, which has similar clientele but different services than USChina Channel. The activities of the LLC may constantly occupy his time, which may result in interruptions or delays in our customer service for our Company. Also the profitability of LLC greatly affected his financial capability to honor his financial agreement with the Company. The failure of his business in LLC may cause him to cease the operation of our Company.

We are subject to the many risks of doing business in China.

Any slow down in the economy of China could reduce the demand for our services. Our business, financial condition, results of operations and prospects are affected significantly by economic, political, legal developments, or the changes in the regulations and rules of the financial industry in China.

We are subject to the risk of SEC regulation change.

Our potential customers are interested in "reverse mergers" with a US, or Canadian "shell" Company. Any future SEC regulation changes that affect "reverse mergers" and "back door registrations" will greatly influence our potential number of customers.

We have no business insurance ..

We have no business insurance to basically cover losses resulting from business interruptions, theft, or unanticipated legal expenses. For example, in our website, we previously published some article to make statements that some Chinese company had noncompliance with the federal securities laws. Such statements purely based on our opinions, not based on findings by a court or regulatory body. Such statements may cause some parties to seek legal remedies against us, which may yield the unanticipated legal expenses to hurt our business substantially.

If we grant employee share options or other share-based compensation in the future, our net income per share could be negatively affected.

If we are forced to pay employees with stock, or stock options for services already performed, we may substantially reduce the worth of each share.

Foreign currency exchange policy in China could adversely affect our profitability.

In China, it is not free for any business or person to exchange Chinese currency (RMB) into US dollars. Some payments to us may be in RMB. We would need assistance to change RMB into dollars, which could incur fees. This may reduce our profits. The fluctuations of the foreign currency exchange rate may also affect our revenues and operating proceeds.

Our sole officer and the directors control our Company.

Our sole officer, Mr. Chien, currently owns 98% of the outstanding common stock. Mr. Chien and our directors collectively own 99% of our outstanding shares of common stock. Following completion of this offering, our sole officer and directors collectively will own about 71% of the common. Regardless of how many shares are sold in this offering, the majority shareholder prior to, and following the closing date of the offering, will be Mr. Chien. He will be the only individual in a position to elect directors, and members of the Audit Committee. The minority shareholders will not have any control over the Company.

We are dependent upon our officer Mr. Chien to develop our business.

We have no employees and are solely dependent upon our officer, Mr. Chien, to create and maintain our business. We do not carry a "key person" life insurance policy on Mr. Chien. The loss of Mr. Chien could have a material adverse affect on our Company. However, Mr. Chien has stated that he has no intention of leaving the Company.

Risks Related to Our Securities

We must comply with penny stock regulations, which could effect the liquidity and price of our stock.

If this offering were successful, our common stock would be traded in the OTCBB as a “penny stock”, which generally is the equity security with a price of less than $5.00. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." These rules may have the effect of reducing the level of trading activity in the secondary market for our stock. The investors may find it more difficult to sell the shares.

We do not anticipate paying any cash dividends in the foreseeable

Future.

We do not plan to pay any cash dividends in the foreseeable future. Any return on your investment would derive from an increase in the price of our stock, which may or may not occur.

Investors in current offering will suffer substantial dilution because the share price paid by existing shareholders was much lower than the offering price.

Mr. Chien, Ms. Yu and Ms. Chien paid $0.001 per share because they were the founding shareholders, but investors in current offering will pay a fixed price of $0.50. Therefore, the investors in current offering will realize significant dilution in the book value of their shares.

Sales of the common stock by Mr. Chien, Ms. Yu and Ms. Chien may cause the market price for the common stock to decrease.

A total of 1,020,000 shares of common stock was sold to Mr. Chien, Ms. Yu and Ms. Chien at a price of $.001 per share, substantially less than the offering price of the shares being offered to investors in this offering. If they decide to sell any of their common stock in the future, those sales may cause the market price of the common stock to decrease. However, all of the shares of common stock owned by Mr. Chien, Ms. Yu and Ms. Chien are restricted securities as defined under Rule 144 of the Securities Act; meaning their stock may be eligible for sale after a period of one year, subject to timing, limits of sale quantity, and sale restrictions.

Item 7. Financial Statements

           (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of USChina Channel Inc.

I have audited the accompanying balance sheets of USChina Channel Inc. (A Development Stage Company) as of June 30, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flow for the period from April 26 (inception), to June 30, 2007. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USChina Channel Inc. (A Development Stage Company) as of June 30, 2007 and 2006, and the results of its operations and its cash flows from April 26, 2006 (inception), to June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that

USChina Channel Inc. (A Development Stage Company) will continue as a going concern. As discussed in Note 3 to the financial statements, USChina Channel Inc. (A Development Stage Company) has minimal operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.

Woodbridge, CT

July 30, 2007

USChina Channel Inc.
Audited Consolidated Balance Sheet
Year Ended June 30,2007 and 2006 and Periods

	6/30/2007	6/30/2006
Cash	1,020	1,020

Total Current Asset	1,020	1,020
Investment
Property	0	0
Intangible Assets	0	0
Total Assets	1,020	1,020

Liability and Shareholders equity
Current Liability
Accounts payable	0	0
Loan from Officer	$12,113	$493

Total Liabilities	12,113	493

Shareholders' Equity
1020000 Shares o/s w/ Par value $0.001	1,020	1,020
Deficit accumulated in development stage	($12,113)	($493)

Total Shareholders' Equity	($11,093)	$527

Total Liabilities and Shareholders' Equity	1020	1020

	USChina Channel Inc.
Consolidated Statement of Operations
Year Ended June 30,2007 and 2006 and Periods
From April 22, 2005(Inception) through June 30,2007
		Year	Year	From
		ended on	ended on	inception to
		6/30/2007	6/30/2006	6/30/2007
Revenue		$0	$0	0

Gross Profits		$0	$0	0

Operating expenses		$0	$0	0

General and administration expenses		$11,620	$493	$12,113
Research and development costs			$0

Income(loss) from Operation		($11,620)	($493)	(12,113)

Other income (expenses)			$0	0
Interests expenses			$0	0
Income tax			$0	0

Net income (loss)		($11,620)	($493)	(12,113)

Basic and diluted net earning
per share	(1,020,000 Shares O/S)	($0.01)	$0.00	($0.01)

	USChina Channel Inc
Consolidated Statement of Changes in Stockholder's Equity
	For Year Ended June 30, 2007 and 2006 and Periods
	Common
	Shares	Par	Profits	Total
			(Loss)
Issuance of Common Stock	1,020,000	$1,020		$1,020

Net Profits (Loss)			($493)	($493)

Balance,June30,2006			($493)	$527

Net Profits (Loss)			($11,620)	($11,620)

Balance, June 30, 2007	1,020,000	$1,020	($12,113)	($11,093)

USChina Channel Inc.
Consolidated Statement of Cash Flow
Year Ended June 30,2007 and 2006 and Periods
From April 22, 2005(Inception) through June 30, 2007

	Year	Year	From
	ended on	ended on	Inception to
	6/30/2007	6/30/2006	6/30/2007
Cash Flow from operating activities
Net Income (Loss)	($11,620)	($493)	($12,113)

Net cash provided by operating activity	($11,620)	($493)	($12,113)

Cash flows from investing activities	$0	$0	$0

Cash flows from financing activities

Proceeds from sale of common stock	$0	$1,020	$1,020
Loan from Officer	$11,620	$493	$12,113
Net cash provided by financing activities	$11,620	$1,513	$13,133

Net Increase in Cash	$0	$1,020	$1,020
Cash, beginning at the period	$1,020	$0	$0
Cash, end at the period	$1,020	$1,020	$1,020

                                 USChina Channel Inc.

                     NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007

1. ORGANIZATIONS AND DESCRIPTION OF BUSINESS

USChina Channel Inc was incorporated in Nevada on April 26, 2006, under the laws of the State of Nevada, for the purpose of providing management services to the small or median sized private companies in the People's Republic of China that want to look for business partners, or agencies, or financing resources, or to become public listing through IPO or reverse merger in the United States, Canada or Europe.

The Company is in the development stage with minimal operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

Basic Earnings Per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share",

which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No.128 effective April 26, 2006  (date of inception).

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of diluted items in the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectible is reasonably assured. This typically occurs when the services are rendered.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

Income Taxes

Income taxes are provided in accordance with Statement of Financial

Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A

deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from April 26, 2006 (date of inception) to June 30, 2007 and generated no revenues and the Company's current cash of $1,020 is not sufficient to cover the operating expenses for the next twelve months.  This condition raises substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional financial responsibilities from Mr. Andrew Chien, the President and CFO of the company, and from other sources of equity funding.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 400,000 shares for sale at $.50 per share to raise capital of $200,000 to implement their business plan. Although the SB-2 was effective on May 10, 2007, there is no guarantee that the Company will be able to raise any capital through this or any other offerings.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

The sole officer of the Company, Mr. Chien, is the owner of another business: USChina Channel LLC, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

The Company is completely dependent upon loans from Mr. Chien to fully fund the operation. Based a financial agreement between Mr. Chien and the Company, dated October 3, 2006, the limit loan proceeds the Company will receive from Mr. Chien, are seventy thousand dollars ($70,000) less the proceeds from the on-going equity offering.

The total operating expense of $12,113, from the inception to June 30, 2007, has been accrued on the account of the loan received from Mr. Chien. The Company neither owns nor leases any real or personal property. Mr. Andrew Chien has provided office and furniture without any charges.

6. INCOME TAXES

                                              As of June 30, 2007

Deferred tax assets:

     Net operating tax carry forwards             $   0

     Other                                            0

     Gross deferred tax assets                        0

     Valuation allowance                             (0)

     Net deferred tax assets                      $   0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

7. NET OPERATING LOSSES

As of June 30, 2007, the Company has a net operating loss carryforward of $ 12,113. Net operating loss carryforward expires twenty years from the date the loss was incurred.

8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs  (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On April 28, 2006, the Company issued a total of 1,020,000 shares of common stock in the amount of $0.001 per share to two directors and one shareholder for a total cash of $1,020.

As of June 30, 2007 the Company had 1,020,000 shares of common stock issued and outstanding.

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2007:

Common stock, $0.001 par value: 75,000,000 shares authorized; 1,020,000 shares issued and outstanding.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was conducted with the participation of our chief executive officer and  our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is  recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Conclusions:

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective  providing  reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                                                        PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons

All directors of our Company hold office until the next annual meeting of the shareholders, or until their successors have been elected. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. As of June 30, 2007, our directors and executive officers are listed below.

Name             Age          Term Served as       Position with the

                             Director/Officer        Company

Andrew Chien      62

 April, 2006         President,

                                                   Treasurer, CFO,

                                                   Secretary,

                                                   Director,

                                                   Principal Accountant

Charlene Yu       48           April, 2006           Director

Andrew Chien is the founder of our Company. He also owns USChina Channel LLC, which was established in January, 2006. Since 1998, Andrew Chien has been a self-employed, stock market, day-trader and investor.

Mr. Chien was born in China and received his Bachelor of Science degree at The Jiangsu Institute of Technology, Zhengjiang, Jiangsu, China in 1968. He was gainfully employed for eighteen years in China until he came to the United States in 1986. In 1988, he received his Masters degree of Mathematics at the University of Rhode Island. In 1999, he became a US citizen. Mr. Chien's extensive education and professional experience in the both U.S. and in China make him a valuable asset to conduct business for the Company, as he can instinctively understand and negotiate the cultural differences between Chinese individuals and US. Mr. Chien is not an officer or director of any other reporting company.

Charlene Yu has been investing in both trader and investor education and trade technology since the end of 2001. Before that, she worked for four years as a consultant to the Global Information Technology Group of Credit Suisse First Boston. She was born in China and came to U.S. in 1985. She received a M.S. degree in Physics. In 1994, she received a Ph.D. in Medical Physics from the University of Chicago. She became a U.S. citizen in 2000. Ms. Yu's extensive knowledge of the trading technology and her unique and diversified background enable her to provide customized technical analysis of potential customers for the Company. Ms. Yu is not an officer or director of any other reporting company.

Audit Committee

    Name         Age       Term Served as       Position with the Company

                       Member of Committee

Xiaoxi Wang     35          July, 2006          Member of the Audit Committee

Xiaoxi Wang joined the Company on July 20, 2006, to fill a vacancy as a

Member of the Audit Committee for the Company. Mr. Wang is neither a shareholder, nor a Director.  Mr. Wang is not affiliated with any other business or person who could impair or interfere with his independent judgment as a Member of the Audit Committee. Mr. Wang has extensive financial experience and possesses an in-depth understanding of financial statements and generally accepted accounting principles. He has experience in auditing and internal controls. From September 1999, through May 2003, Mr. Wang was a Junior/Senior auditor for KPMG, Chartered Accountants in Dublin, Ireland. From June 2003, until September 2005, he was employed as a senior auditor at Price Waterhouse Coopers, LLP., in New York. From September 2005, through April 2006, he was an Internal Audit Manager at Morgan Stanley Inc., in New York. Mr. Wang received his Bachelor of Engineering degree at Beijing University of Chemical Technology, China, in 1994, and his Masters of Business Administration at Trinity College Dublin, Ireland, in 1999.

Mr. Wang is not an officer or director, or a member of any audit committee of any other reporting company. Mr. Wang will hold his office until the next annual meeting of the shareholders, or until his successor has been elected and qualified. Mr. Wang's fee for his services on the Audit Committee will be paid in cash based on the time spent working, plus reimbursement for legitimate expenses.

There are no family relationships among the Officers, Directors or the Member of the Audit Committee.

Code of Ethics

In April 2006, the Company adopted the Code of Ethics pursuant to Item 406 of Regulation S-B, of which all our officers and employees are bound by. The Code of ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with the law. A copy of the Code of Ethics is included as Exhibit 14 to this registration statement. The full text of the Code of Ethics also posted in the Company's website:

www.uschinachannel.net

A printed copy of the Code of Ethics may be obtained free of charge by writing to the Corporate Secretary at: USChina Channel, INC., 665 Ellsworth Avenue, New Haven, CT 06511.

Item 10. Executive Compensation

To date, we have no employees other than our sole officer, Mr. Chien and Mr. Wang, our only member of the Audit Committee. No officer, director or member of the Audit Committee has yet been paid any compensation. We currently have no formal employment agreements or other contractual arrangements with our Officer, Member of Audit Committee, Directors, or anyone else regarding the commitment of time or the payment of salaries or other remuneration.

Mr. Chien will be compensated in the form of a service fee or charge paid from revenues generated by the Company's customers. The amount of his service charge is based upon: (1) primary responsibilities, (2) financial performance of the Company, (3) expected future financial performance of the Company and (4) any other factors that are determined by the board of directors. The commencement of such compensation to Mr. Chien will also be determined at the discretion of our board of directors. The primary consideration when determining the timing of payments to Mr. Chien, if any, will be the financial condition of the Company. Specifically, we anticipate the board to authorize payment only when the Company realizes positive cash flow in any quarterly fiscal period. Mr. Chien's service charge will not exceed $150,000 in any fiscal year.

At this time, we do not anticipate awarding stock options to anyone.

Item 11. Security Ownership of Certain Beneficial Ownership Management

We have set forth in the following table information which is relative to our common stock beneficially owned on June 30, 2007 for:

(1) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock;

(2) each of our executive officer and directors; and

(3) all executive officer and directors as a group.

As of June 30, 2007, there were 1,020,000 shares of our Common Stock issued and outstanding.

Name and Address of      Amount of           Percent of Class

 Beneficial Owner      Beneficial Owner       Before Offering

Andrew Chien

665 Ellsworth Avenue      1,000,000               98%

New Haven, CT 06511

Charlene Yu

2266 36th St. 2FL            10,000                1%

Astoria, NY 11105

  Total:                  1,010,000               99%

Item 12. Certain Relationships and Related Transactions

None of our directors or officer, nor any individual who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either action, has or will materially affect us.

Our only officer, Mr. Chien is the owner of another company: USChina Channel LLC. Although USChina Channel LLC may help the Company to attract new customers, it also may distract Mr. Chien's time. The Company has not formulated a plan for the resolution of such conflicts.

The Company is completely dependent upon loans (current outstanding of $12,113) from Mr. Chien to fully fund the operation. Based a financial agreement between Mr. Chien and the Company, dated October 3, 2006, the limit loan proceeds the Company will receive from Mr. Chien, are seventy thousand dollars ($70,000) less the proceeds from the on-going equity offering.

Item 13. Exhibits.

31 - Certification of Chief Executive Officer and Chief Financial

Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of

2002.

32 - Certification of Chief Executive Officer and Chief Financial

Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

Audit Fees:

The fees billed by Kenne Ruan, CPA, P.C. for professional services rendered for auditing the Company’s annual financial statements for the fiscal year ended June 2007 were $800.

The fees billed by Kenne Ruan, CPA, P.C. for professional services rendered for auditing the Company’s annual financial statements for the fiscal year ended June 2006 were $500.

Audit related fees:

None

Tax Fees:

None

All Other Fees:

None

Pre-Approval Policies and Procedures:

All of the auditing and permissible non-auditing services were approved in advance by the Board of Directors in accordance with its procedure. An estimate for the service to be performed should be submitted to our Board of Directors by the accountants before they were engaged to perform particular services.

( This space intended to leave for blank  )

Signature:

Pursuant to the requirements of the Securities Exchange Act of

1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                USChina Channel Inc

 Dated: July 31, 2007             By: /s/ Andrew Chien

------------------------

  Andrew Chien, CEO, CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                   Title                   Date

/s/Andrew Chien              CEO & CFO                July 25, 2007

Andrew Chien

/s/Charlene Yu               Director                 July 25, 2007

Charlene Yu