Form 10QSB
period 2007-09-30
USChina Channel Inc
filed 2007-10-11
CIK 1367898

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                       FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: September 30, 2007.

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

Yes  [ x ]   No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ x ]   No  [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,196,100 shares of common stock with par value of $0.001 per share outstanding as of

October 11, 2007.


TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-QSB

FOR QUARTER ENDED SEPTEMBER 30, 2007

                        Part I – FINANCIAL INFORMATION

     Page

Item 1. Financial Statements

        Consolidated Balance Sheets

             3

        Consolidated Statement Of Operations

       4

        Consolidated Statement Of Shareholders' Equity

       5

        Consolidated Statement of Cash Flows

             6

        Condensed Notes to Consolidated Financial Statement

             7

Item 2. Management's Discussion And Analysis Of Financial

        Condition And Results Of Operation

      10

Item 3  Quantitative And Qualitative Disclosure About Market Risk       11

Item 4. Controls and Procedures

      11

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      11

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds      11

Item 3. Defaults Upon Senior Securities

      12

Item 4. Submission of Matters to a Vote of Security Holders

      12

Item 5. Other Information

      12

Item 6. Exhibits

      12


                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

USChina Channel Inc.
Consolidated Balance Sheet
As of September 30 and June 30,2007
	9/30/2007	6/30/2007
	Unaudited	Audited
Cash	$ 65,807	$ 1,020

Total Current Asset	$ 65,807	$ 1,020

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ 65,807	$ 1,020

Liability and Shareholders equity
Current Liability
Accounts payable
Loan from Officer	$ 12,178	$ 12,113

Total Liabilities	$ 12,178	$ 12,113

Shareholders' Equity
Common shares w/ Par value $0.001
1196100 &1020000 o/s respectively	$ 1,196	$1,020
Additional paid-in capital	$ 67,914
Earning(Deficit) accumulated	$ (15,481)	$ (12,113)

Total Shareholders' Equity	$ 53,629	$ (11,093)

Total Liabilities and Shareholders' Equity	$ 65,807	$ 1,020

USChina Channel Inc.
Consolidated Statement of Operations
Three Months Ended September 30, 2007 and 2006 Periods and
From April 22, 2006 (Inception) Through September 30, 2007

	Three Months	Three Months	From
	ended on	ended on	Inception to
	9/30/2007	9/30/2006	9/30/2007
Revenue	$ -	$ -	$ -
Gross Profits

Operating expenses
Selling expenses	$ -	$ -	$ -
General and administration expenses	$ 3,491	$ 4,841	$ 15,481

Income (loss) from operation	$ (3,491)	($4,841)	$ (15,481)

Other income (expenses)	$ 123	$ -
Interests expenses
Income tax

Net income (loss)	$ (3,368)	($4,841)	$ (15,481)
Basic and diluted net earning, 1020000
& 1196100 Shares O/S respectively	$ (0.003)	$ (0.005)	$ (0.013)

USChina Channel Inc
Consolidated Statement Of Changes In Stockholder's Equity
For Three Months Ended September 30, 2007 and 2006

	Common Stock		Earnings	Total
	Shares	Amount	(Loss)
Issuance of Common Stock w/par	1020000	$ 1,020		$ 1,020
Net Profits (Loss)			$ (493)
Balance, June30, 2006			$ (493)	$ 527
(Audited)

Net Profits (Loss)			$ (4,841)
Balance, September 30, 2006			$ (5,334)	$ (4,314)

Net Profits (Loss)			$(11,620)
Balance, June 30, 2007			$(12,113)	$ (11,093)
(Audited)

Issuance of Common Stock
Floating shares $0.5 per share	136100	$ 68,050
Restricted Shares w/ par $0.001	40,000	$ 40
Net Profits (Loss)			$ (3,368)
Balance, September 30, 2007		$ 69,110	$(15,481)	$ 53,629
(unaudited)

USChina Channel Inc.
Consolidated Statement of Cash Flows
Three Months Ended September 30, 2007 and 2006 Periods and
From April 22, 2006 (Inception) Through Sept. 30, 2007
(Unaudited)

	Three Months	Three Months	From
	ended on	ended on	Inception to
	9/30/2007	9/30/2006	9/30/2007
Cash Flow from operating activities
Net Income (Loss)	$ (3,368)	$ (4,841)	$ (15,481)
Net cash provided by operating activity	$ (3,368)	$ (4,841)	$ (15,481)

Cash flows from investing activities	$ -

Cash flows from financing activities
Proceeds from sale of floating common stock	$ 68,050		$ 68,050
Proceeds from sale of restricted shares	$ 40		$ 1,060
Loan from Officer	$ 65	$ 4,841	$ 12,178
Net cash provided by financing activities	$ 68,155	$ 4,841	$ 81,288

Net Increase in Cash
Cash, beginning at the period	$ 1,020	$ 1,020	$ -
Cash, end at the period	$ 65,807	$ 1,020	$ 65,807


                          USChina Channel Inc.

                     NOTES TO FINANCIAL STATEMENTS

                          September 30, 2007

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a June 30 year-end.

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

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from April 26, 2006 (date of inception) to September 30, 2007 and generated no revenues. Management has raised funds through debt or equity offerings. On September 30, 2007, the Company has outstanding free of interests loan of $12,178 from officer Andrew Chien. And the company has filed a SB-2 registration statement with the U.S. Securities and Exchange Commission of 400,000 shares for sale at $.50 per share. The SB-2 was effective on May 10, 2007, and the management sold 136100 shares and received the proceeds for $68050. The remaining 263900 shares were kept as the treasure stock, which would be used as the same purpose and same price as specified in the "Registration Statement" at the manager's discretions, or be sold in the open market in the future when the common shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. Although the above-mentioned financial activities increased the capability to keep the Company floating, there is no guarantee that the Company will be able to generate revenue to get the positive cash flow at the foreseeable future. The continuous operating loss and high costs to keep public listing would still raise the doubt about the Company's ability to continue as a going concern.

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

Before the equity offering in August 2007, the Company was completely dependent upon loans from Mr. Chien to fully fund the operation. Based a financial agreement between Mr. Chien and the Company, dated October 3, 2006, the limit loan proceeds with the Company are seventy thousand dollars ($70,000) less the proceeds from the equity offering. Since the offering proceeds were $68050, the limit loan would be $1,950, which is smaller than the current loan outstanding of $12,178. However, Mr. Chien has no plan to withdraw the loan of the portion excessive over the loan limit. He is voluntary to loan the Company free of interests over the loan limit continuously considering the future cash requirement of the operation.

The total operating expense of $15481, from the inception to September 30, 2007, including $3491 spent in this quarter, has been mostly accrued on the account of the loan received from Mr. Chien. The Company neither owns nor leases any real or personal property. Mr. Andrew Chien has provided the office and furniture without any charges.

6. INCOME TAXES

                                              As of September 30, 2007

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

7. NET OPERATING LOSSES

As of September 30, 2007, the Company has a net operating loss carryforward of $ 15,481, including $3491 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On April 28, 2006, the Company issued a total of 1,020,000 shares of common stock in the amount of $0.001 per share to two directors and one shareholder for a total cash of $1,020. On August 8, 2007, the Company issued a total of 40,000 shares of common stock in the amount of $0.001 per share to another Chinese shareholder for a total cash of $40.

In August 2007, after the SB2 effective, the Company sold 136100 floating shares of common stock at $0.5 per share, and received the proceeds for $68050.

As of September 30, 2007 the Company had 1,136,100 shares of common stock issued and outstanding, and 263900 shares are kept as the treasure stock.

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

Common stock, $0.001 par value: 75,000,000 shares authorized; 1,136,100 shares issued and outstanding, and 263900 shares are kept as the treasure stock.

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

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. Management has raised funds through debt or equity offerings. On September 30, 2007, the Company has outstanding free of interests loan of $12,178 from officer Andrew Chien. And the company has sold 136100 shares and received the proceeds for $68050. Base on the capital condition, we only can launch our services on a small scale to reserve cash.

In a development stage company, management devotes most of its activities to develop a market for its business. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to secure market acceptance of its business plan and to generate significant revenue.

Our plan of operations for the next twelve months is to sign and perform of one or two contracts of the customers until such time as sufficient revenue is generated to cover operating expenses.

There is no guarantee that the Company would be able to complete any of the objectives and attain profitability. These factors raise substantial doubt considering the Company's ability to continue as a going concern.

Liquidity and Capital resources:

In the three months period ended on September 30, 2007, cash used on operation was $3491, to pay lawyer fee, auditor fee, and other associated fees relative to the share offering and the shared costs of the Company's website.

From the inception (April 26, 2006) to the end of September 2007, cash total used on operation was $15,481. Since the Company has no operating income, funds were advanced from CEO Andrew Chien’s loan, and proceeds ($68050) from the share offering in August 2007. At the end of this period, the Company had $65807 cash deposit and 263900 shares of the treasure stock.

On September 30, 2007, the Company has outstanding free of interests loan of $12,178 from Mr. Chien. Based a financial agreement between Mr. Chien and the Company, dated October 3, 2006, the limit loan proceeds the Company would receive from Mr. Chien, are seventy thousand dollars ($70,000) less the proceeds from the equity offering. Since the offering proceeds were $68050, the limit loan would be $1,950, which is smaller than the current loan outstanding of $12,178. However, Mr. Chien has no plan to withdraw the loan of the portion excessive over the loan limit. He is voluntary to loan the Company free of interests over the loan limit continuously considering the future cash requirement of the operation.

Item 3.

Quantitative And Qualitative Disclosure About market Risk

    None.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange act of 1934, as amended) as of the end of period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

    On August 8, 2007, the Company issued a total of 40,000 shares of common stock in the par value of $0.001 per share to one Chinese shareholder for a total cash of $40.

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submissions of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-k

31 - Certification of Chief Executive Officer and Chief Financial

Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of

2002.

32 - Certification of Chief Executive Officer and Chief Financial

Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002.

Current Reports on Form 8-k:

On August 21, 2007, the Registrant reported the Company sold 136,100 shares of Common stock at a price of $0.5 per share after the "Registration Statement" declared effective by SEC in May 2007. The offering was terminated on August 15, 2007 while the remaining 263,900 shares will keep in the Company as treasure stock.

On August 21, 2007 the Registrant reported Charlene Yu, no an officer of this company, resigned on August 17, as a Director due to her personnel issues.

    ( This space intended to leave for blank  )

Signature

Pursuant to the requirements of the Securities Exchange Act of

1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                USChina Channel Inc

 Dated: October 11, 2007        By: /s/ Andrew Chien

  ------------------------

  Andrew Chien, CEO, CFO

13