Form 10QSB
period 2007-12-31
USChina Channel Inc
filed 2008-02-11
CIK 1367898

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                       FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: December 31, 2007.

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,196,100 shares of common stock with par value of $0.001 per share outstanding as of January 31, 2008.

                           TABLE OF CONTENTS

                  TO QUARTERLY REPORT ON FORM 10-QSB

                  FOR QUARTER ENDED DECEMBER 31, 2007

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

Item 3. Defaults Upon Senior Securities

      12

Item 4. Submission of Matters to a Vote of Security Holders

      12

Item 5. Other Information

      12

Item 6. Exhibits

      12

                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

           USChina Channel INC Consolidated Balance Sheet

             As of December 31 and June 30, 2007

	12/31/2007	6/30/2007
	Unaudited	Audited
Cash	$ 60,587	$ 1,020
Total Current Asset	$ 60,587	$ 1,020

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ 60,587	$ 1,020

Liability and Shareholders equity
Current Liability
Accounts payable
Loan from Officer	$ 12,178	$ 12,113

Total Liabilities	$ 12,178	$ 12,113

Shareholders' Equity
Common shares w/ Par value $0.001
1196100 &1020000 o/s respectively	$ 1,196	$ 1,020
Additional paid-in capital	$ 67,914
Earning(Deficit) accumulated	$ (20,582)	$(12,113)

Total Shareholders' Equity	$ 48,528	$(11,093)

Total Liabilities and Shareholders' Equity	$ 60,706	$ 1,020

Six Months Ended December 31, 2007 and 2006 Periods and
From April 22, 2006 (Inception) Through December 31, 2007

	Three Months	Three Months	Six Months	Six Months	From
	ended on	ended on	ended on	ended on	Inception to
	12/31/2007	12/31/2006	12/31/2007	12/31/2006	12/31/2007
Revenue	$ -	$ -	$ -	$ -	$ -
Gross Profits

Operating expenses
Selling expenses	$ -	$ -	$ -	$ -	$ -
General and administration expenses	$ 5,535	$ 20	$ 9,026	$ 4,841	$ 21,016

Income (loss) from operation	$ (5,535)	($20)	$ (9,026)	($4,841)	$(21,016)

Other income (expenses)	$ 311	$ -	$ 434	$ -	$ 434
Interests expenses
Income tax

Net income (loss)	$ (5,224)	($20)	$ (8,592)	($4,841)	$(20,582)
Basic and diluted net earning, 1020000
& 1196100 Shares O/S respectively	$ -	$ -	$ (0.01)	$ -	$ (0.02)

	USChina Channel Inc
Consolidated Statement Of Changes In Stockholders' Equity
	For Six Months Ended December 31, 2007 and 2006
	Common Stock		Earnings	Total
	Shares	Amount	(Loss)
Issuance of Common Stock w/par	1020000	$ 1,020		$ 1,020
Net Profits (Loss)			$ (493)
Balance,June30,2006			$ (493)	$ 527
(Audited)

Net Profits (Loss)			$ (4,861)
Balance, December 31, 2006			$ (5,354)	$ (4,334)

Net Profits (Loss)			$(11,620)
Balance, June 30, 2007			$(12,113)	$(11,093)
(Audited)

Issuance of Common Stock
Floating shares $0.5 per share	136100	$68,050
Restricted Shares w/ par $0.001	40,000	$ 40
Net Profits (Loss)			$ (8,592)
Balance, December 31, 2007		$69,110	$(20,582)	$ 48,528
(unaudited)

Six Months Ended December 31, 2007 and 2006 Periods and
From April 22, 2006 (Inception) Through December 31, 2007
(Unaudited)
	Six Months	Six Months	From
	ended on	ended on	Inception to
	12/31/2007	12/31/2006	12/31/2007
Cash Flow from operating activities
Net Income (Loss)	$ (8,592)	$(4,861)	$(20,582)
Net cash provided by operating activity	$ (8,592)	$(4,861)	$(20,582)

Cash flows from investing activities	$ -

Cash flows from financing activities
Proceeds from sale of floating common stock	$ 68,050		$ 68,050
Proceeds from sale of restricted shares	$ 40		$ 1,060
Loan from Officer	$ 65	$ 4,861	$ 12,198
Net cash provided by financing activities	$ 68,155	$ 4,861	$ 81,308

Net Increase in Cash
Cash, beginning at the period	$ 1,020	$ 1,020	$ -
Cash, end at the period	$ 60,587	$ 1,020	$ 60,587


                          USChina Channel Inc.

                     NOTES TO FINANCIAL STATEMENTS

                          December 31, 2007

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

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from April 26, 2006 (date of inception) to December 31, 2007 and generated no revenues. Management has raised funds through debt or equity offerings. On December 31, 2007, the Company has outstanding free of interests loan of $12,178 from officer Andrew Chien. And the company has filed a SB-2 registration statement with the U.S. Securities and Exchange Commission of 400,000 shares for sale at $.50 per share. The SB-2 was effective on May 10, 2007, and the management sold 136,100 shares and received the proceeds for $68,050. The remaining 263,900 shares were kept as the treasure stock, which would be used as the same purpose and same price as specified in the "Registration Statement" at the manager's discretions, or be sold in the open market in the future when the common shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. Although the above-mentioned financial activities increased the capability to keep the Company floating, there is no guarantee that the Company will be able to generate revenue to get the positive cash flow at the foreseeable future. The continuous operating loss and high costs to keep public listing would still raise the doubt about the Company's ability to continue as a going concern.

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

The total loss is  $20,582, from the inception to December 31, 2007, including $5,224 loss in this quarter. The Company neither owns nor leases any real or personal property. Mr. Andrew Chien has provided the office and furniture without any charges.

6. INCOME TAXES

                                              As of December 31, 2007

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

7. NET OPERATING LOSSES

As of December 31, 2007, the Company has a net operating loss carryforward of $ 20,582, including $5,224 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

In August 2007, after the SB2 effective, the Company sold 136,100 floating shares of common stock at $0.5 per share, and received the proceeds for $68,050.

As of December 31, 2007 the Company had 1,136,100 shares of common stock issued and outstanding, and 263,900 shares are kept as the treasure stock.

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

Common stock, $0.001 par value: 75,000,000 shares authorized; 1,136,100 shares issued and outstanding, and 263,900 shares are kept as the treasure stock.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

FORWARD-LOOKING STATEMENTS:

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

Plan of Operation:

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

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. Management has raised funds through debt or equity offerings. On December 31, 2007, the Company has outstanding free of interests loan of $12,178 from officer Andrew Chien. And the company has sold 136,100 shares and received the proceeds for $68,050. Base on the capital condition, we only can launch our services on a small scale to reserve cash.

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

Distribution of Unregistered Shares:

In November 2007, Zhilin Zhang, Chairman of Longdan Holding INC solicited the shareholders of USChina Channel INC, to buy 385,000 shares Series B Common Stock at par value. The shareholders of USChina Channel INC agreed to do so. Since the money amount involving in the purchase of these stocks is insignificant, USChina Channel paid total costs $38.5 as a minimal dollar value gift to its shareholders, and expedited the process as compared that to collect the payment from the individual shareholders.

In December 2007, Zhilin Zhang, Chairman of Longdan Holding INC withdrew its offer to the shareholders of USChina Channel INC because he considered this offering too small to follow a Regulation D.

Instead, on December 24, Zhilin Zhang, on behalf of Longdan International INC., a Nevis (offshore) company, solicited the shareholders of USChina Channel INC individually to purchase 385,000 shares of Series B Common Stock of Longdan International INC, at par value $0.0001 per share. All shareholders of USChina

Channel INC agreed. Since Longdan International INC is a foreign issuer, and the US investors involving in this privately offering were no more than 100 investors, this offering is exempted from registration by the Investment Company Act 3(c)(1).

In order to expedite the process to collect the payment of the individual shareholders, USChina Channel paid total costs as a minimal dollar value gift to its shareholders.

On December 31, 2007, Longdan Holding INC acquired these 385,000 shares for the Series B Common Stock of Longdan Holding INC on the exchange ratio of one for one. The exemption of registration for Longdan Holding to acquire Longdan International is based on of Section 4(2) of the Securities Act as a transaction not involving any public offering.

As a consequence of this distribution, USChina Channel INC owned 69,588 shares of Longdan Holding INC proportional to the percentage of the shares of the treasury stock with total outstanding shares. Currently, there is no any market value of these unregistered shares of Longdan Holding INC. although Longdan Holding INC filed a SB2 as first amended on January 2, 2008.

Andrew Chien, Chairman of USChina Channel INC, pointed out that: although USChina Channel paid the shares of Longdan International for their shareholders, USChina Channel is not an “Investment Company”, and there is no direct operation relation between Longdan Holding and USChina Channel INC, except that Andrew Chien, in his own personal business USChina Channel LLC, acts as Financial Consultant of Hubei Longdan in its intended access of US financial market.

Liquidity and Capital resources:

In the three months period ended on December 31, 2007, cash used on operation was $5,535, to pay lawyer fee, and transfer agency fee, etc.

From the inception (April 26, 2006) to the end of September 2007, cash total used on operation was $21,016. Since the Company has no operating income, funds were advanced from CEO Andrew Chien’s loan, and proceeds ($68,050) from the share offering in August 2007. At the end of this period, the Company had $60,587 cash deposit and 263,900 shares of the treasure stock.

On December 31, 2007, the Company has outstanding free of interests loan of $12,178 from Mr. Chien. Based a financial agreement between Mr. Chien and the Company, dated October 3, 2006, the limit loan proceeds the Company would receive from Mr. Chien, are seventy thousand dollars ($70,000) less the proceeds from the equity offering. Since the offering proceeds were $68,050, the limit loan would be $1,950, which is smaller than the current loan outstanding of $12,178. However, Mr. Chien has no plan to withdraw the loan of the portion excessive over the loan limit. He is voluntary to loan the Company free of interests over the loan limit continuously considering the future cash requirement of the operation.

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

    None.

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

Current Reports on Form 8-k:

Form 8-k on November 29, 2007:

The Company has revised the Bylaws in following two Articles:

Article VI: Stock.  Section 1. Shares with, or without Certificates.

The purpose of this revise is to make our Common Stock eligible for participation in the Direct Registration System (“DRS”), which is currently administered by the Depository Trust Company.

Article V: Distributions.

We add Section 2. Unregistered Share Distributions.

The full text of the revised Bylaws is attached as Exhibits 3.01 of 8K on November 29, 2007.

The Company also reported it had finished its distribution of the Unregistered Shares of 385,000 shares Series B Common Stock of Longdan Holding INC to its shareholders.

Form 8-k on December 26, 2007:

   The 385,000 shares of Longdan Holding INC distributed to the shareholders of USChina Channel INC in November 2007, will be recalled immediately with refunded money. Instead, USChina Channel INC will buy 385,000 shares of Series B Common Stock at par value $0.0001 per share (total costs $38.50) of Longdan

International INC, an offshore company located in Nevis Island, and will distribute them the shareholders. Longdan Holding INC will acquire 385,000 shares of Series B Common Stock of Longdan International INC for the same number of Series B Common Stock of Longdan Holding INC on the exchange ratio of one for one.

    ( This space intended to leave for blank  )

Signature

Pursuant to the requirements of the Securities Exchange Act of

1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                USChina Channel Inc

 Dated: February 11, 2008        By: /s/ Andrew Chien

  ------------------------

  Andrew Chien, CEO, CFO

15