Form 10-Q
period 2008-03-31
USChina Channel Inc
filed 2008-05-14
CIK 1367898

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                       FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: March 31, 2008.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities

Exchange Ac of 1934

For the transition period from         to

Commission File Number:   333-137437

                   USChina Channel, Inc.

        __________________________________________________

(Exact name of registrant as specified in its charter)

            Nevada                              20-4854568

--------------------------------     ----------------------------------

(State or other jurisdiction of      (IRS Employer Identification No.)

incorporation or organization)

  665 Ellsworth Avenue, Connecticut                  06511

(Address of principal executive offices)      (Postal or Zip Code)

Registrant 's telephone number, including area code:  203-844-0809

Indicated by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange

Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days

Yes  [x]   No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer"," accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]             Accelerated filer [ ]

Non-accelerated filer [ ](Do not        Small reporting company [x]

check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [x]  No  [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date: 1,220,456 shares of common stock with par value of $0.001 per share outstanding as of May 14, 2008.


TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED March 31, 2008

                        Part I – FINANCIAL INFORMATION

     Page

Item 1. Financial Statements

        Consolidated Balance Sheets

             3

        Consolidated Statement Of Operations

       4

        Consolidated Statement Of Shareholders' Equity

       5

        Consolidated Statement of Cash Flows

             6

        Condensed Notes to Consolidated Financial Statement

             7

Item 2. Management's Discussion And Analysis Of Financial

        Condition And Results Of Operation

      10

Item 3. Quantitative And Qualitative Disclosure About Market Risk       11

Item 4T. Controls and Procedures

      11

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      11

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds      12

Item 3. Defaults Upon Senior Securities

      12

Item 4. Submission of Matters to a Vote of Security Holders

      12

Item 5. Other Information

      12

Item 6. Exhibits

      12


                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

USChina Channel INC. Consolidated Balance Sheet As of March 31, 2008 and June 30, 2007

	12/31/2007	6/30/2007
	Unaudited	Audited
Cash	$ 59,612	$ 1,020
Total Current Asset	$ 59,612	$ 1,020

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ 59,612	$ 1,020

Liability and Shareholders equity
Current Liability
Accounts payable
Loan from Officer	$ 12,178	$ 12,113

Total Liabilities	$ 12,178	$ 12,113

Shareholders' Equity
Common shares w/ Par value $0.001
1196100 &1020000 o/s respectively	$ 1,196	$ 1,020
Additional paid-in capital	$ 67,914
Earning(Deficit) accumulated	$ (21,676)	$(12,113)

Total Shareholders' Equity	$ 47,434	$(11,093)

Total Liabilities and Shareholders' Equity	$ 59,612	$ 1,020

USChina Channel INC.

Consolidated Statement of Operations

Nine Months Ended March 31, 2008 and 2007 Periods and

From April 22, 2006 (Inception) Through March 31, 2008

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	From
	ended on	ended on	ended on	ended on	Inception to
	3/31/2008	3/31/2007	3/31/2008	3/31/2007	3/31/2008
Revenue	$ -	$ -	$ -	$ -	$ -
Gross Profits

Operating expenses
Selling expenses	$ -	$ -	$ -	$ -	$ -
General and administration expenses	$ 1,325	$ 6,515	$ 10,351	$ 11,376	$ 22,464

Income (loss) from operation	$ (1,325)	$ (6,515)	$(10,351)	$(11,376)	$(22,464)

Other income (expenses)	$ 354	$ -	$ 788	$ -	$ 788
Interests expenses
Income tax

Net income (loss)	$ (971)	$ (6,515)	$ (9,563)	$(11,376)	$(21,676)
Basic and diluted net earning,
1020000 & 1196100 Shares
O/S respectively	$ -	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

USChina Channel INC.

Consolidated Statement of Changes In Stockholders' Equity

For Nine Months Ended March 31, 2008 and 2007

	Common Stock		Earnings	Total
	Shares	Amount	(Loss)
Issuance of Common Stock w/par	1020000	$ 1,020		$ 1,020
Net Profits (Loss)			$ (493)
Balance,June30,2006			$ (493)	$ 527
(Audited)

Net Profits (Loss)			$ (6,515)
Balance, March 31, 2007			$(11,869)	$(10,849)

Net Profits (Loss)			$(11,620)
Balance, June 30, 2007			$(12,113)	$(11,093)
(Audited)

Issuance of Common Stock
Floating shares $0.5 per share	136100	$68,050
Restricted Shares w/ par $0.001	40,000	$ 40
Net Profits (Loss)			$ (9,563)
Balance, March 31, 2008		$69,110	$(21,676)	$ 47,434
(unaudited)

USChina Channel INC.

Consolidated Statement of Cash Flows

Nine Months Ended March 31, 2008 and 2007 Periods and

From April 22, 2006 (Inception) Through March 31, 2008

(Unaudited)

	Nine Months	Nine Months	From
	ended on	ended on	Inception to
	3/31/2008	3/31/2007	3/31/2008
Cash Flow from operating activities
Net Income (Loss)	$ (9,563)	$ (11,376)	$ (21,676)
Net cash provided by operating activity	$ (9,563)	$ (11,376)	$ (21,676)

Cash flows from investing activities	$ -

Cash flows from financing activities
Proceeds from sale of floating common stock	$ 68,050		$ 68,050
Proceeds from sale of restricted shares	$ 40		$ 1,060
Loan from Officer	$ 65	$ 11,376	$ 12,178
Net cash provided by financing activities	$ 68,155	$ 11,376	$ 81,288

Net Increase in Cash
Cash, beginning at the period	$ 1,020	$ 1,020	$ -
Cash, end at the period	$ 59,612	$ 1,020	$ 59,612


                          USChina Channel Inc.

                     NOTES TO FINANCIAL STATEMENTS

                          March 31, 2008

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

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from April 26, 2006 (date of inception) to March 31, 2008 and generated no revenues. Management has raised funds through debt or equity offerings. On March 31, 2008, the Company has outstanding free of interests loan of $12,178 from officer Andrew Chien. And the company has filed a SB-2 registration statement with the U.S. Securities and Exchange Commission of 400,000 shares for sale at $.50 per share. The SB-2 was effective on May 10, 2007, and the management sold 136,100 shares and received the proceeds for $68,050. The remaining 263,900 shares were kept as the treasure stock, which would be used as the same purpose and same price as specified in the "Registration Statement" at the manager's discretions, or be sold in the open market in the future when the common shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. Although the above-mentioned financial activities increased the capability to keep the Company floating, there is no guarantee that the Company will be able to generate revenue to get the positive cash flow at the foreseeable future. The continuous operating loss and high costs to keep public listing would still raise the doubt about the Company's ability to continue as a going concern.

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

The total loss is  $21,676, from the inception to March 31, 2008, including $971 loss in this quarter. The Company neither owns nor leases any real or personal property. Mr. Andrew Chien has provided the office and furniture without any charges.

6. INCOME TAXES

                                              As of March 31, 2008

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

7. NET OPERATING LOSSES

As of March 31, 2008, the Company has a net operating loss carryforward of $ 21,676, including $971 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of March 31, 2008, the Company had 1,136,100 shares of common stock issued and outstanding, and 263,900 shares are kept as the treasure stock.

On May 8, 2008, the Company issued 24,356 shares of treasure stock to Andrew Chien, at price of $0.5 per share, to offset his debt, and made the remaining 239,544 shares of treasure stock retired.

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

Common stock, $0.001 par value: 75,000,000 shares authorized; 1,220,456 shares issued and outstanding on this date of filing.

Item 2. Management's Discussion And Analysis Of Financial Condition

        And Results Of Operation

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 21E of the Exchange Act. These forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions about the Company. When used in this Form 10-Q, the words "plan", "believes," "continues," "expects," "anticipates," "estimates," "intends," "should," "would," "could," or "may," and similar expressions are intended to identify forward looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, Chinese government policy or rule changes, market conditions, competition and the ability to successfully complete financing.

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

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. Management has raised funds through debt or equity offerings. On March 31, 2008, the Company has outstanding free of interests loan of $12,178 from officer Andrew Chien. And the company has sold 136,100 shares and received the proceeds for $68,050. Base on the capital condition, we only can launch our services on a small scale to reserve cash.

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

Liquidity and Capital resources:

In the three months period ended on March 31, 2008, cash used on operation was $1,325 to pay mostly the transfer agency fee, etc.

From the inception (April 26, 2006) to the end of March 2008, cash total used on operation was $22,464. Since the Company has no operating income, and little income from interests of the Bank, funds were advanced from CEO Andrew Chien’s loan, and proceeds $68,050 from the share offering in August 2007. At the end of this period, the Company had $59,612 cash deposit and 263,900 shares of the treasure stock. The Company also owned 69,588 unregistered shares of Longdan Holding INC., which doesn't have any value now since the registration process of Longdan Holding INC has paused.

On March 31, 2008, the Company has outstanding free of interests loan of $12,178 from Mr. Chien. Based a financial agreement between Mr. Chien and the Company, dated October 3, 2006, the limit loan proceeds the Company would receive from Mr. Chien, are seventy thousand dollars ($70,000) less the proceeds from the equity offering. Since the offering proceeds were $68,050, the limit loan would be $1,950, which is smaller than the current loan outstanding of $12,178. However, Mr. Chien has no plan to withdraw the loan of the portion excessive over the loan limit. He is voluntary to loan the Company free of interests over the loan limit continuously considering the future cash requirement of the operation.

On May 8, 2008, the Company issued 24,356 shares of treasure stock to Andrew Chien, at price of $0.5 per share, to offset his debt, and retired the remaining 239,544 shares of treasure stock.

Item 3.

Quantitative And Qualitative Disclosure About market Risk

    None.

Item 4T. Controls and Procedures

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

                                USChina Channel Inc

 Dated: May 12, 2008             By: /s/ Andrew Chien

------------------------

  Andrew Chien, CEO, CFO

12