Form 10QSB/A
period 2007-09-30
USChina Channel Inc
filed 2008-05-15
CIK 1367898

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

Item 3. Defaults Upon Senior Securities

      12

Item 4. Submission of Matters to a Vote of Security Holders

      12

Item 5. Other Information

      12

Item 6. Exhibits

      12


                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

USChina Channel INC.

Consolidated Balance Sheet

As of September 30 and June 30, 2007

	9/30/2007	6/30/2007
	Unaudited	Audited

Cash	$ 65,807	$ 1,020

Total Current Asset	$ 65,807	$ 1,020

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ 65,807	$ 1,020

Liability and Shareholders equity
Current Liability
Accounts payable
Loan from Officer	$ 12,178	$ 12,113

Total Liabilities	$ 12,178	$ 12,113

Shareholders' Equity
Common shares w/ Par value $0.001
1196100 &1020000 o/s respectively	$ 1,196	1,020
Additional paid-in capital	$ 67,914
Earning(Deficit) accumulated	$ (15,481)	$ (12,113)

Total Shareholders' Equity	$ 53,629	$ (11,093)

Total Liabilities and Shareholders' Equity	$ 65,807	$ 1,020

USChina Channel INC.

Consolidated Statement of Operations

Three Months Ended September 30, 2007 and 2006 Periods and

From April 22, 2006 (Inception) Through September 30, 2007

(Unaudited)

	Three Months	Three Months	From
	ended on	ended on	Inception to
	9/30/2007	9/30/2006	9/30/2007
Revenue	$ -	$ -	$ -
Gross Profits

Operating expenses
Selling expenses	$ -	$ -	$ -
General and administration expenses	$ 3,491	$ 4,841	$ 15,604

Income (loss) from operation	$ (3,491)	(4,841)	$ (15,604)

Other income (expenses)	$ 123	$ -	$ 123
Interests expenses
Income tax

Net income (loss)	$ (3,368)	(4,841)	$ (15,481)
Basic and diluted net earning, 1020000
& 1196100 Shares O/S respectively	$ (0.00)	$ (0.01)	$ (0.01)

USChina Channel INC.

Consolidated Statement of Changes In Stockholders' Equity

Three Months Ended September 30, 2007 and 2006

	Common Stock		Earnings	Total
	Shares	Amount	(Loss)
Issuance of Common Stock w/par	1020000	$ 1,020		$ 1,020
Net Profits (Loss)			$ (493)
Balance, June30, 2006			$ (493)	$ 527
(Audited)

Net Profits (Loss)			$ (4,841)
Balance, September 30, 2006			$ (5,334)	$ (4,314)

Net Profits (Loss)			$ (11,620)
Balance, June 30, 2007			$ (12,113)	$ (11,093)
(Audited)

Issuance of Common Stock
Floating shares $0.5 per share	136100	$ 68,050
Restricted Shares w/ par $0.001	40,000	$ 40
Net Profits (Loss)			$ (3,368)
Balance, September 30, 2007	$ 69,110		$ (15,481)	$ 53,629
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

Cash flows from investing activities(1)

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

The total operating expense of $15604, from the inception to September 30, 2007, including $3491 spent in this quarter, has been mostly accrued on the account of the loan received from Mr. Chien. The Company neither owns nor leases any real or personal property. Mr. Andrew Chien has provided the office and furniture without any charges.

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

                                USChina Channel Inc

 Dated: May 15, 2008        By: /s/ Andrew Chien

  ------------------------

  Andrew Chien, CEO, CFO

13