Form 10QSB/A
period 2007-12-31
USChina Channel Inc
filed 2008-05-15
CIK 1367898

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

             7

Item 2. Management's Discussion And Analysis Of Financial

        Condition And Results Of Operation

      10

Item 3  Quantitative And Qualitative Disclosure About Market Risk       13

Item 4. Controls and Procedures

      13

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      13

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds      13

Item 3. Defaults Upon Senior Securities

      13

Item 4. Submission of Matters to a Vote of Security Holders

      13

Item 5. Other Information

      13

Item 6. Exhibits

      13

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

The total loss is  $20,705, from the inception to December 31, 2007, including $5,224 loss in this quarter. The Company neither owns nor leases any real or personal property. Mr. Andrew Chien has provided the office and furniture without any charges.

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

7. NET OPERATING LOSSES

As of December 31, 2007, the Company has a net operating loss carryforward of $ 20,705, including $5,224 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

FORWARD-LOOKING STATEMENTS:

This Form 10-QSB/A includes "forward-looking statements" within the meaning of Section 21E of the Exchange Act. These forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions about the Company. When used in this Form 10-QSB/A, the words "plan", "believes," "continues," "expects," "anticipates," "estimates," "intends", "should," "would," "could," or "may," and similar expressions are intended to identify forward looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, Chinese government policy or rule changes, market conditions, competition and the ability to successfully complete financing.

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

From the inception (April 26, 2006) to the end of September 2007, cash total used on operation was $21,016. Since the Company has no operating income, funds were advanced from CEO Andrew Chien’s loan, and proceeds $68,050 from the share offering in August 2007. At the end of this period, the Company had $60,583 cash deposit and 263,900 shares of the treasure stock.

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

12