Form 10QSB/A
period 2007-12-31
USChina Channel Inc
filed 2008-05-15
CIK 1367898

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

Item 3. Defaults Upon Senior Securities

      13

Item 4. Submission of Matters to a Vote of Security Holders

      13

Item 5. Other Information

      13

Item 6. Exhibits

      13

                            Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Item 1. Financial Statements

USChina Channel INC.

Consolidated Balance Sheet

As of December 31 and June 30, 2007

	12/31/2007	6/30/2007
	Unaudited	Audited
Cash	$ 60,583*	$ 1,020
Total Current Asset	$ 60,583	$ 1,020

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ 60,583	$ 1,020

Liability and Shareholders equity
Current Liability
Accounts payable
Loan from Officer	$ 12,178	$ 12,113

Total Liabilities	$ 12,178	$ 12,113

Shareholders' Equity
Common shares w/ Par value $0.001
1196100 &1020000 o/s respectively	$ 1,196	$ 1,020
Additional paid-in capital	$ 67,914
Earning(Deficit) accumulated	$ (20,705)	$(12,113)

Total Shareholders' Equity	$ 48,405	$(11,093)

Total Liabilities and Shareholders' Equity	$ 60,583	$ 1,020

* From Bank Statement dated 12/29/2007

USChina Channel INC.

Consolidated Statement of Operations

Six Months Ended December 31, 2007 and 2006 Periods and

From April 22, 2006 (Inception) Through December 31, 2007

(Unaudited)

	Three Months	Three Months	Six Months	Six Months	From
	ended on	ended on	ended on	ended on	Inception to
	12/31/2007	12/31/2006	12/31/2007	12/31/2006	12/31/2007
Revenue	$ -	$ -	$ -	$ -	$ -
Gross Profits

Operating expenses
Selling expenses	$ -	$ -	$ -	$ -	$ -
General and administration expenses	$ 5,535	$ 20	$ 9,026	$ 4,841	$ 21,139

Income (loss) from operation	$ (5,535)	($20)	$ (9,026)	(4,841)	$(21,139)

Other income (expenses)	$ 311	$ -	$ 434	$ -	$ 434
Interests expenses
Income tax

Net income (loss)	$ (5,224)	($20)	$ (8,592)	(4,841)	$(20,705)
Basic and diluted net earning, 1020000
& 1196100 Shares O/S respectively	$ -	$ -	$ (0.01)	$ -	$ (0.02)

USChina Channel INC.

Consolidated Statement of Changes In Stockholders' Equity

Six Months Ended December 31, 2007 and 2006

	Common Stock		Earnings	Total
	Shares	Amount	(Loss)
Issuance of Common Stock w/par	1020000	$ 1,020		$ 1,020
Net Profits (Loss)			$ (493)
Balance,June30,2006			$ (493)	$ 527
(Audited)

Net Profits (Loss)			$ (4,861)
Balance, December 31, 2006			$ (5,354)	$ (4,334)

Net Profits (Loss)			$(11,620)
Balance, June 30, 2007			$(12,113)	$(11,093)
(Audited)

Issuance of Common Stock
Floating shares $0.5 per share	136100	$68,050
Restricted Shares w/ par $0.001	40,000	$ 40
Net Profits (Loss)			$ (8,592)
Balance, December 31, 2007		$69,110	$(20,705)	$ 48,405
(unaudited)

USChina Channel INC.

Consolidated Statement of Cash Flows

Six Months Ended December 31, 2007 and 2006 Periods and

From April 22, 2006 (Inception) Through December 31, 2007

 (Unaudited)

	Six Months	Six Months	From
	ended on	ended on	Inception to
	12/31/2007	12/31/2006	12/31/2007
Cash Flow from operating activities
Net Income (Loss)	$ (8,592)	$(4,861)	$(20,705)
Net cash provided by operating activity	$ (8,592)	$(4,861)	$(20,705)

Cash flows from investing activities	$ -

Cash flows from financing activities
Proceeds from sale of floating common stock	$ 68,050		$ 68,050
Proceeds from sale of restricted shares	$ 40		$ 1,060
Loan from Officer	$ 65	$ 4,861	$ 12,178
Net cash provided by financing activities	$ 68,155	$ 4,861	$ 81,288

Net Increase in Cash
Cash, beginning at the period	$ 1,020	$ 1,020	$ -
Cash, end at the period	$ 60,583	$ 1,020	$ 60,583

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