Form 10-K
period 2008-06-30
USChina Channel Inc
filed 2008-09-24
CIK 1367898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: June 30, 2008.

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

           Yes [x]              No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

            Yes [x]             No[ ]

The issuer's revenues for the its most recent fiscal year: $0

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of June 30, 2008 was 1,220,456 shares.

Documents Incorporated By Reference: See Part III Item 13.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2008

                                                          Page

PART I

Item 1. Description of Business  --------------------------------  4

Item 1A. Risk Factors -------------------------------------------  5

Item 1B. Unresolved Staff Comments ------------------------------  7

Item 2. Description of Property  --------------------------------  7

Item 3. Legal Proceedings    ------------------------------------  7

Item 4. Submission of Matters to a Vote of Security Holders -----  7

PART II

Item 5. Market for Registrant’s Common Equity and

        related Stockholder Matters   ---------------------------  8

Item 6. Selected Financial Data ---------------------------------  8

Item 7. Management’s Discussion and Analysis or Plan

        of Operation                 ----------------------------  8

Item 7A. Quantitative and Qualitative Disclosures About

        Market Risk             ---------------------------------- 9

Item 8. Financial Statements         ----------------------------  9

Item 9. Changes in and Disagreements with Accountants on

        Accounting and Financial Disclosures  ------------------- 17

Item 9A. Controls and Procedures    ----------------------------- 17

PART III

Item 10. Directors, Executive Officers of the Registrant -------- 18

Item 11. Executive Compensation  -------------------------------- 19

Item 12. Security Ownership of Certain Beneficial

         Ownership Management  ---------------------------------- 20

Item 13. Certain Relationships and Related Transactions  -------- 20

Item 14. Principal Accountant Fees and Services ----------------- 21

Part IV

Item 15. Exhibits  ---------------------------------------------- 21

Signatures ------------------------------------------------------ 22

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

FORWARD-LOOKING STATEMENTS

Subject to Section 21 E, of the exchange Act, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

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

PART I

Item 1: Description of Business:

USChina Channel Incorporation ("the Company") was incorporated in the State of Nevada on April 26, 2006. The Company's website address is at:

              www.uschinachannel.net

The Company is in the development stage and has not yet commenced operations or generated any revenue. Although the Company raised small amount of capital in August 2007, the auditor is concerned that the Company may not have the ability to continue its business if the Company do not generate revenue and profits in operation. However, it remains the Company’s intention to furnish following business services:

a. Preparing SEC filings for Chinese companies, as well as US "shell"

   companies that are willing to conduct merger transactions.

b. Making text format conversion, and Edgar electronic filing for Forms

   10-Q, 10-K, 14C, S-1, 8-K, Form 3's, 4's and 5's and other SEC forms.

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

However, there is intense competition existing in the Chinese business service area, especially in the massive financial market. There are many lawyers who perform SEC filing work.  Many professionals are now bi-lingual and there are many full service companies that are replacing the "one individual" item service Company. Our Company does not provide legal advice, nor does it perform investment advisor services. This may limit the number of customers the Company can acquire.

At the present time, the Company does not have any paid employees. Mr. Chien, and Mr. Li, the Company's two officers, currently serves without compensation.

To invest in our company has very high risk. Please see “Risk Factors” in following Item 1A, and Item 7, Management’s Discussion and Analysis or Plan of Operation.

Item 1A. Risk Factors

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

We have no operations. However, we have experienced a loss since inception due to expenses associated with becoming a public entity and start-up. We established the Company as a Nevada corporation in April of 2006. Shortly thereafter, we applied to the SEC to become an EDGAR filer, and we granted such status on June 28, 2006. Although we believe that we are capable of generating revenue from our intended business, our management does not have much experience in filing SEC documents, since we are in business for a short period. Since the Company's formation, we have not realized any revenue. We do not have any customers to date. We are in the developmental stage, but there is no certainty that our business will ultimately prove successful.

We will incur increased costs as a result of being a public company.

Conducting our business as a public company has caused us to incur significant accounting and other expenses that we did not have as a private company. In addition, the Sarbanes-Oxley Act, as well as certain rules implemented by the SEC, require changes in corporate governance practices of public companies. These new rules and regulations will increase our legal, accounting and financial compliance costs and will require additional staff time.

Our auditors have raised substantial doubt about our ability to continue as a going concern.

Because we do not have sufficient working capital necessary to pursue our business objectives, our auditors have expressed their opinion that we may fail in the future if we do not generate revenue and get profits soon. This opinion must be disclosed to all potential investors and other sources of capital, which may adversely affect our ability to raise capital. Shareholders and creditors' confidence may be very low in evaluating our Company. If we are successful in acquiring a loan or a line of credit, we may be charged a much higher interest rate because of our financial condition.

We do not yet have any substantial assets, and we only raised small funds in past finance offering.

After our SB2 being effective on May 10, 2007, we raised capital about $68,050 before August 21, 2007. On May 14, 2008 we retired 239,544 shares of treasure stock, and issued 24,356 shares to Officer Andrew Chien to offset his free of interests loan of $12,178. From inception till June 30, 2008, we got total financing of over $ 80,000 with accumulated operating deficit of over $22,000. Although we raised some capital, which still is a small amount as a public company, we only have assets in cash of about $59,000 on June 30, 2008.

Our Officer, Mr. Chien, has limited financial capability, and has to run another outside business. He may be unable to devote his enough time to the Company, if another business fails.

Mr. Chien, our President, is also responsible for the operations of another company, USChina Channel LLC, which has similar clientele but some different services than USChina Channel Inc. In May 2008, Andrew Chien applied himself as an independent SEC file agency. The activities of the LLC may constantly occupy his time, which may result in interruptions or delays in our customer service for our Company. Also the profitability of LLC greatly affected his financial capability to perform his services for the Company without compensation. The failure of his business in LLC may cause him to cease the operation of our Company.

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

If we are forced to pay employees or business cooperators with stock, or stock options for services already performed, we may substantially reduce the worth of each share.

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

Our sole director controls our Company.

Our sole director, Mr. Chien currently owns over 84% of the outstanding common stock. He will be the only individual in a position to elect directors, and members of the Audit Committee. The minority shareholders will not have any control over the Company.

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

Our common stock was traded in the OTCBB as a “penny stock”, which generally is the equity security with a price of less than $5.00. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." These rules may have the effect of reducing the level of trading activity in the secondary market for our stock. The investors may find it more difficult to sell the shares.

We do not anticipate paying any cash dividends in the foreseeable future.

We do not plan to pay any cash dividends in the foreseeable future. Any return on your investment would derive from an increase in the price of our stock, which may or may not occur.

Sales of the common stock offered at par value may cause the market price for the common stock to decrease.

A total of 1,060,000 shares of common stock were sold at par value, which is substantially less than the offering price of the shares being offered to investors in August 2007's offering. If these shares were planned to sell in the future, the sales may cause the market price of the common stock to decrease. However, all of the shares of common stock are restricted securities as defined under Rule 144 of the Securities Act; meaning the stock may be eligible for sale after a period of six months, subject to timing, limits of sale quantity, and sale restrictions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property:

The Company does not own or lease offices or property of any kind. Mr. Chien supplies the Company with office space and office equipment on rent-free.

Item 3. Legal Proceedings:

None.

Item 4. Submission of Matters to a Vote of Security Holders:

In the fiscal year ended June 30, 2008, no any matter was submitted to the Company's shareholders for a vote.

PART II

Item 5. Market for Registrant’s Common Equity and related Stockholder Matters.

a. Market Information.

Our common stock, par value $0.001, is listed on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "USCC". At this time when the report submitted, there is no commerce of trading yet.

b. Dividends.

We have not declared any dividends yet.

Item 6. Selected Financial Data

                        Financial Highlights

_($)_____________________________________________________________________

Fiscal Year Ended June 30,                  2008        2007

          Revenue                              0           0

 Income (Loss) from Operation            (11,206)    (11,620)

      Net Income (Loss)                  (10,126)    (11,620)

    Cash & Cash Equivalents               59,050       1,020

        Liabilities                            0      12,113

    Shareholder Equities                  59,049     (11,093)

_________________________________________________________________________

Item 7. Management’s Discussion and Analysis or Plan of Operation:

After our SB2 being effective on May 10, 2007, we raised capital about $68,050 before August 21, 2007. On May 14, 2008 we retired 239,544 shares of treasure stock, and issued 24,356 shares to Officer Andrew Chien to offset his free of interests loan of $12,178. From inception till June 30, 2008, we got total financing of over $ 80,000 with accumulated operating deficit of over $22,000. Although we raised some capital, which still is a small amount as a public company. Mr. Chien would need to perform the majority of the work. Under the arrangement, we anticipate we will have sufficient capital to cover our expenses for the next 12 months, our efforts have directed towards obtaining customers who are willing to pay for our services.

Currently the Chinese stock market has a correction. The equity market of Shanghai Stock Index of China has lost significant portion from its peak value reached in the summer of 2007. Many Chinese private companies have cash crunch issues. Some of the Company's potential clients paused their US public plans because of high front costs. This environment increased our difficulties to allocate customers, but on other side it creased the demands for some big-sized Chinese companies to access US capital market. We are careful to schedule our business plan under the new market condition. We are fully cooperating with our Chinese business cooperators or Chinese investors to launch our business activities.

Since we are in the initial stages of developing our business, there is no assurance that there will be sufficient demand for our services to allow us to operate profitably. Our auditors have determined that we do not currently have sufficient working capital necessary to be successful. As a result, our auditors have raised substantial doubt about our ability to continue. On June 30, 2008, the cash balance on hand for the Company was $59,049.

If we are not successful at creating demand for our services, then it is unlikely we will generate revenue and become profitable.

We may change our business strategy. One consideration is to raise capital and then look for a high growth operating company China to do reverse merger, which may increase our shareholder value quickly. Currently, our company is in the "shell" status since there has been nominal operation and the major assets are cash. If we want to keep our company floating depends on operating income, we must find more customers who are willing to pay us on cash for our services, which is difficulty for us. We will deliver this issue in the upcoming annual shareholders meeting, and let majority of capital representative to make decision.

Results of Operations for the Fiscal Year Ended June 30, 2008

We did not earn any revenues and incurred operating expenses in the amount of $10,126 for the year ended June 30, 2008, compared with operating expenses in the amount of $11,620 for the year ended June 30, 2007. The expenses were mainly used to pay the expenses of entering and maintaining our company as a public entity.

We have not attained profitable operations and are dependent upon existing financing to complete our proposed business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements:

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates:

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2008, we had approximately $50,050 in cash and cash equivalents.

Exchange Rates:

From 2001 until June 2005, the exchange rate of the RMB yuan to the U.S. dollar ranged within a narrow band of $0.12080 to 0.12083 to 1 RMB yuan. Beginning in July 2005, the Chinese government has permitted the value of the yuan to float within a broader range against the dollar and as a result the yuan has slowly risen against the dollar, and traded approximately   $0.14599 to 1 RMB yuan recently. The downtrend of US dollar increased the affordability of the potential Chinese clients for paying various services in USA, and reduced their benefits if they got the financing amount in the US dollars.

Inflation:

We believe that inflation has not had a material effect on our operations to date.

Item 8. Financial Statements

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of USChina Channel Inc.

We have audited the accompanying balance sheets of USChina Channel Inc. (A Development Stage Company) as of June 30, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for each of the years of the two-year period ended June 30, 2008. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USChina Channel Inc. (A Development Stage Company) as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Kenne Ruan, CPA, P.C.

Woodbridge, CT

September 15, 2008

USChina Channel INC.

Consolidated Balance Sheets

As of June30, 2008 and June 30, 2007

(audited)

	6/30/2008	6/30/2007
Cash	$ 59,050	$ 1,020

Total Current Asset	$ 59,050	$ 1,020
Investment
Property	0	0
Intangible Assets	0	0
Total Assets	$ 59,050	$ 1,020

Liability and Shareholders equity
Current Liability
Accounts payable	0	0
Loan from Officer	$ -	$ 12,113

Total Liabilities	$ -	$ 12,113

Shareholders' Equity
Common shares w/ pa r value $ 0.001
1220456 & 1020000 o/s respectively	$ 1,220	$ 1,020
Additional paid-in capital	$ 80,068
Deficit accumulated in development stage	$ (22,239)	$ (12,113)

Total Shareholders' Equity	$ 59,049	$ (11,093)

USChina Channel INC.

Consolidated Statements of Operations

For Yeas Ended June 30, 2008 and 2007

 (audited)

	Year	Year
	ended on	ended on
	6/30/2008	6/30/2007
Revenue	$ -	$ -

Gross Profits	$ -	$ -

Operating expenses	$ -	$ -
General and administration expenses	$ 11,206	$ 11,620
Research and development costs

Income (loss) from Operation	$ (11,206)	$ (11,620)

Other income (expenses)	$ -
Interests income (expenses)	$ 1080(*)
Income tax	$ -

Net income (loss)	$ (10,126)	$ (11,620)

Basic and diluted net earning per share
1220456 & 1,020,000 Shares
0/S respectively	$ (0.01)	$ (0.01)

* Note: Interests counted until June 28, 2008 due to Bank.

USChina Channel INC.

Consolidated Statements of Changes In Stockholders' Equity

Until Year Ended June 30, 2008

(audited)

	Common		Paid-in
	Shares	Par	Capital	Profits	Total
				(Loss)
Issuance of Common Stock	1,020,000	$ 1,020			$ 1,020

Net Profits (Loss)				$ (493)	$ (493)

Balance,June30,2006				$ (493)	$ 527

Net Profits (Loss)				$ (11,620)	$ (11,620)

Balance, June 30, 2007	1,020,000	$ 1,020		$ (12,113)	$ (11,093)

Issuance of Common Stock	200,456	$ 200	$ 80,068
Net Profits (Loss)				$ (10,126)

Balance, June 30, 2008	1,220,456	$ 1,220	$ 81,288	$ (22,239)	$ 59,049

USChina Channel INC.

Consolidated Statements of Cash Flows

For Yeas Ended June 30, 2008 and 2007

 (audited)

	Year	Year
	ended on	ended on
	6/30/2008	6/30/2007
Cash Flow from operating activities
Net Income (Loss)	$ (10,126)	$ (11,620)

Net cash provided by operating activity	$ (10,126)	$ (11,620)

Cash flows from investing activities	$ -	$ -

Cash flows from financing activities

Proceeds from sale of common stock	$ 80,268	$ -
Loan from Officer	$ 65	$ 11,620
Loan payment to Officer	$ (12,178)
Net cash provided by financing activities	$ 68,155	$ 11,620

Net Increase in Cash	$ 58,030	$ -
Cash, beginning at the period	$ 1,020	$ 1,020
Cash, end at the period	$ 59,050	$ 1,020

                          USChina Channel Inc.

                     NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008

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

3. GOING CONCERN

After the SB2 being effective on May 10, 2007, the Company raised capital about $68,050 before August 21, 2007. On May 14, 2008 the Company retired 239,544 shares of treasure stock, and issued 24,356 shares to Officer Andrew Chien to offset his free of interests loan of $12,178. From inception till June 30, 2008, the Company got total financing of over $ 80,000 with accumulated operating deficit of over $22,000. Although the Company raised some capital, which still is a small amount as a public company. Although the above-mentioned financial activities increased the capability to keep the Company floating, there is no guarantee that the Company will be able to generate revenue to get the positive cash flow at the foreseeable future. The continuous operating loss and high costs to keep public listing would still raise the doubt about the Company's ability to continue as a going concern. The Company will try to raise capital again. However, there is no guarantee that it will be successful.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

On May 14, 2008 the Company issued 24,356 shares to Officer Andrew Chien to offset his free of interests loan of $12,178.

The Company neither owns nor leases any real or personal property. Mr. Andrew Chien has provided office and furniture without any charges.

6. INCOME TAXES

                                              As of June 30, 2008

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

7. NET OPERATING LOSSES

As of June 30, 2008, the Company has a net operating loss carryforward of

$22,239. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On May 14, 2008 the Company issued 24,356 shares to Officer Andrew Chien to offset his free of interests loan of $12,178.

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2007:

Common stock, $0.001 par value: 75,000,000 shares authorized; 1,220,456 shares issued and outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls:

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 fiscal year. This evaluation was conducted with the participation of our chief executive officers and our principal accounting officers.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is  recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Conclusions:

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

Item 10. Directors, Executive Officers, Promoters And Control Persons

All directors of our Company hold office until the next annual meeting of the shareholders, or until their successors have been elected. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. As of date of the report, our directors and executive officers are listed below.

Name             Age          Term Served as       Position with the

                             Director/Officer        Company

Andrew Chien      63

 April, 2006         President,

                                                   Treasurer, CFO,

                                                   Director,

                                                   Principal Accountant

Kin Yuet Li                  September, 2008       Secretary

Andrew Chien is the founder of our Company. He also owns USChina Channel LLC, which was established in January 2006. Since 1998, Andrew Chien has been a self-employed, stock market, day-trader and investor. He has engaged in SEC file agency since June 2006.

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

Kin Yuet Li joined the Company in September 2008 as Secretary. Mr. Li is employed by Queens High School for The Sciences at York College, Jamaica, NY 11451 as Science Laboratory Specialist. He got his Master in Computer & Information Science at the University of New Haven, in August 2000.

On August 17, 2007, Charlene Yu resigned as a Director of our company due to her personnel issues. The Board of Directors has accepted her resignation. Charlene Yu was voted on the Board of Directors since inception of the Company. She was not an officer of this company.

Audit Committee

    Name         Age       Term Served as       Position with the Company

                       Member of Committee

Xiaoxi Wang     36          July, 2006          Member of the Audit

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

Item 11. Executive Compensation

To date, we have no employees other than Mr. Chien and Mr. Li. No officer, director or member of the Audit Committee has yet been paid any compensation. We currently have no formal employment agreements or other contractual arrangements with our Officers, Member of Audit Committee, Directors, or anyone else regarding the commitment of time or the payment of salaries or other remuneration.

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

Item 12. Security Ownership of Certain Beneficial Ownership Management

We have set forth in the following table information which is relative to our common stock beneficially owned on June 30, 2008 for:

(1) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock;

(2) each of our executive officers and directors; and

(3) all executive officers and directors as a group.

As of June 30, 2008, there were 1,220,456 shares of our Common Stock issued and outstanding.

Name and Address of      Amount of           Percent of Class

 Beneficial Owner      Beneficial Owner       Before Offering

Andrew Chien

665 Ellsworth Avenue      1,024,356               84%

New Haven, CT 06511

Kin Yuet Li

Jackson Height, NY 11375      1,500               0.1%

  Total:                  1,025,856               84%

Item 13. Certain Relationships and Related Transactions

None of our directors or officers, nor any individual who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either action, has or will materially affect us.

Our only officers, Mr. Chien is the owner of another company: USChina Channel LLC. Although USChina Channel LLC may help the Company to attract new customers, it also may distract Mr. Chien's time. The Company has not formulated a plan for the resolution of such conflicts.

Before the Company got financing in August 2007, the Company was completely dependent upon loans from Mr. Chien to fully fund the operation, due to a financial agreement between Mr. Chien and the Company, dated October 3, 2006.

On May 14, 2008 the Company issued 24,356 shares to Officer Andrew Chien to offset total his free of interests loan of $12,178.

The Company neither owns nor leases any real or personal property. Mr. Chien has provided office and furniture without any charges.

Item 14. Principal Accountant Fees and Services.

Audit Fees:

The fees billed by Kenne Ruan, CPA, P.C. for professional services rendered for auditing the Company’s annual financial statements for the fiscal year ended June 2008 were $1,500.

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

PART IV

Item 15. Exhibits.

Exhibit                                      Filed    ___References In______

No       Description_______________________ herewith_  Form  Exhibit  Filing Date

3.1      Articles of Incorporation                     SB2   3.1   09/19/06

3.2      Bylaws, as Amendment                           8K   3.01  11/29/07

10.1     Issuance of shares exchanging for debt

         & Remaining treasury stock retired             8K         06/27/08

23.1     Consent of Independent Registered

         Public Accounting Firm                 X

31       Section 302 Certification

         of CEO & CFO                           X

32       Section 906 Certification

         of CEO & CFO                           X

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   USChina Channel Inc

 Dated: September 23, 2008             By: /s/ Andrew Chien

   ------------------------

     Andrew Chien, CEO, CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                   Title                   Date

/s/Andrew Chien                  CEO & CFO             September 23, 2008

Andrew Chien