Form 10-Q
period 2008-09-30
USChina Channel Inc
filed 2008-11-04
CIK 1367898

                           UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                            FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended: September 30, 2008.

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date: 1,220,456 shares of common stock with par value of $0.001 per share outstanding as of November 3, 2008.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED September 30, 2008

                        Part I – FINANCIAL INFORMATION

     Page

Item 1. Financial Statements

        Consolidated Balance Sheets

             3

        Consolidated Statement of Operations

       4

        Consolidated Statement of Cash Flows

             5

        Condensed Notes to Consolidated Financial Statement

             6

Item 2. Management's Discussion And Analysis Of Financial

        Condition And Results Of Operation

       8

Item 3. Quantitative And Qualitative Disclosure About Market Risk        9

Item 4T. Controls and Procedures

       9

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      10

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds      10

Item 3. Defaults Upon Senior Securities

      10

Item 4. Submission of Matters to a Vote of Security Holders

      10

Item 5. Other Information

      10

Item 6. Exhibits

      10

                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

                      USChina Channel INC.

                   Consolidated Balance Sheets

              As of September 30, 2008 and June 30, 2008

	9/30/2007	6/30/2008
	Unaudited	Audited
Cash	$ 46,460	$ 59,050

Total Current Asset	$ 46,460	$ 59,050
Investment
Property
Intangible Assets
Total Assets	$ 46,460	$ 59,050

Liability and Shareholders equity
Current Liability
Accounts payable
Loan from Officer		$ -

Total Liabilities		$ -

Shareholders' Equity
Common shares w/ par value $ 0.001
1,220,456 o/s	$ 1,220	$ 1,220
Additional paid-in capital	$ 80,068	$ 80,068
Deficit accumulated in development stage	$ (34,829)	$ (22,239)

Total Shareholders' Equity	$ 46,460	$ 59,049

Total Liabilities and Shareholders' Equity	$ 46,460	$ 59,049

                          USChina Channel INC.

                  Consolidated Statements of Operations

             For Three Months Ended September 30, 2008 and 2007

                                (unaudited)

	Three Months	Three Months
	ended on	ended on
	9/30/2008	9/30/2007
Revenue	$ -	$ -

Gross Profits	$ -	$ -

Selling expenses	$ -	$ -
General and administration expenses	$ 12,840	$ 3,491
Research and development costs

Income (loss) from Operation	$ (12,840)	$ (3,491)

Other income (expenses)	$ -
Interests income (expenses)	$ 250	$ 123
Income tax	$ -

Net income (loss)	$ (12,590)	$ (3,368)

Basic and diluted net earning per share
1,220,456 & 1,196,100 Shares
0/S respectively	$ (0.01)	$ -

                             USChina Channel INC.

                    Consolidated Statements of Cash Flows

               For Three Months Ended September 30, 2008 and 2007

                                 (unaudited)

	Three Months	Three Months
	ended on	ended on
	9/30/2008	9/30/2007
Cash Flow from operating activities
Net Income (Loss)	$ (12,590)	$ (3,368)

Net cash provided by operating activity	$ (12,590)	$ (3,368)

Cash flows from investing activities	$ -	$ -

Cash flows from financing activities

Proceeds from sale of common stock		$ 68,090
Loan from Officer		$ 65
Loan payment to Officer
Net cash provided by financing activities	$ -	$ 68,155

Net Increase(decrease) in Cash	$ (12,590)	$ 64,787
Cash, beginning at the period	$ 59,050	$ 1,020
Cash, end at the period	$ 46,460	$ 65,807


                          USChina Channel Inc.

                     NOTES TO FINANCIAL STATEMENTS

                          September 30, 2008

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

3. GOING CONCERN

After the SB2 being effective on May 10, 2007, the Company raised capital about $68,050 before August 21, 2007. On May 14, 2008 the Company issued 24,356 shares to Officer Andrew Chien to offset his free of interests’ loan of $12,178. From inception till September 30, 2008, the Company got total financing of over $ 80,000 with accumulated operating deficit of $34,829. The Company raised some capital, which still is a small amount as a public company. Despite that the above-mentioned financial activities would increase the capability to keep the Company floating, there is no guarantee that the Company will be able to generate revenue to get the positive cash flow at the foreseeable future. The continuous operating loss and necessary higher costs to keep public listing would still raise the doubt about the Company's ability to continue as a going concern. The Company will try to raise capital again. However, there is no guarantee that it will be successful.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Mr. Andrew Chien has provided the office and furniture without any charges.

6. INCOME TAXES

                                              As of September 30, 2008

Deferred tax assets:

     Net operating tax carry forwards             $   0

     Other                                            0

     Gross deferred tax assets                        0

     Valuation allowance                             (0)

     Net deferred tax assets                      $   0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-

forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

7. NET OPERATING LOSSES

As of September 30, 2008, the Company has a net operating loss carryforward of $ 34,829 including $ 12,840 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

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

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. Management has raised funds through debt or equity offerings. On September 30, 2008, the Company has cash or shareholder’s equity of $ 46,460. Base on the capital size, we only can launch our services on a small scale.

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

Liquidity and Capital resources:

In the three months period ended on September 30, 2008, cash used on operation was $ 12,840 to pay mostly the financial consulting, the auditing and the transfer agency fees, etc. At the end of this period, the Company had $ 46,460 cash deposit.

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

                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

    We issued 100 shares of restricted common stock for outside service. Those shares were returned.

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

                                USChina Channel Inc

 Dated: November 4, 2008             By: /s/ Andrew Chien

------------------------

  Andrew Chien, CEO, CFO

10