Form 10-Q
period 2008-12-31
USChina Channel Inc
filed 2009-01-23
CIK 1367898

                           UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                            FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended: December 31, 2008.

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date: 1,220,456 shares of common stock with par value of $0.001 per share outstanding as of January 23, 2009.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED DECEMBER 31, 2008

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

Item 3. Defaults Upon Senior Securities

      10

Item 4. Submission of Matters to a Vote of Security Holders

      10

Item 5. Other Information

      10

Item 6. Exhibits

      10


                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

                      USChina Channel INC.

                   Consolidated Balance Sheets

              As of December 31, 2008 and June 30, 2008

	12/31/2008	6/30/2008
	Unaudited	Audited
Cash	$ 45,016	$ 59,050

Total Current Asset	$ 45,016	$ 59,050
Investment
Property
Intangible Assets
Total Assets	$ 45,016	$ 59,050

Liability and Shareholders equity
Current Liability
Accounts payable
Loan from Officer		$ -

Total Liabilities		$ -

Shareholders' Equity
Common shares w/ par value $ 0.001
1,220,456 o/s	$ 1,220	$ 1,220
Additional paid-in capital	$ 80,068	$ 80,068
Deficit accumulated in development stage	$ (36,273)	$ (22,239)

Total Shareholders' Equity	$ 45,016	$ 59,049

Total Liabilities and Shareholders' Equity	$ 45,016	$ 59,049

                               USChina Channel INC.

                     Consolidated Statements of Operations

             For Three and Six Months Ended December 31, 2008 and 2007

                                (unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended on	ended on	ended on	ended on
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
Revenue	$ -	$ -	$ -	$ -

Gross Profits	$ -	$ -	$ -	$ -

Selling expenses	$ -	$ -	$ -	$ -
General and administration expenses	$ 1,635	$ 5,535	$ 14,475	$ 9,026
Research and development costs

Income (loss) from Operation	$ (1,635)	$ (5,535)	$ (14,475)	$ (9,026)

Other income (expenses)	$ -		$ -
Interests income (expenses)	$ 191	$ 311	$ 441	$ 434
Income tax	$ -		$ -

Net income (loss)	$ (1,444)	$ (5,224)	$ (14,034)	$ (8,592)

Basic and diluted net earning per share
1,220,456 & 1,196,100 Shares
0/S respectively	$ -	$ -	$ (0.01)	$ (0.01)

                             USChina Channel INC.

                    Consolidated Statements of Cash Flows

               For Six Months Ended December 31, 2008 and 2007

                                 (unaudited)

	Six Months	Six Months
	ended on	ended on
	12/31/2008	12/31/2007
Cash Flow from operating activities
Net Income (Loss)	$ (12,590)	$ (8,592)

Net cash provided by operating activity	$ (12,590)	$ (8,592)

Cash flows from investing activities	$ -	$ -

Cash flows from financing activities

Proceeds from sale of common stock		$ 68,090
Loan from Officer		$ 65
Loan payment to Officer
Net cash provided by financing activities	$ -	$ 68,155

Net Increase(decrease) in Cash	$ (14,034)	$ 59,563
Cash, beginning at the period	$ 59,050	$ 1,020
Cash, end at the period	$ 45,016	$ 60,583


                          USChina Channel Inc.

                     NOTES TO FINANCIAL STATEMENTS

                          December 31, 2008

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

3. GOING CONCERN

After the SB2 being effective on May 10, 2007, the Company raised capital about $68,050 before August 21, 2007. On May 14, 2008 the Company issued 24,356 shares to Officer Andrew Chien to offset his free of interests’ loan of $12,178. From inception till December 31, 2008, the Company got total financing of over $ 80,000 with accumulated operating deficit of $36,273. The Company raised some capital, which still is a small amount as a public company. Despite that the above-mentioned financial activities would increase the capability to keep the Company floating, there is no guarantee that the Company will be able to generate revenue to get the positive cash flow at the foreseeable future. The continuous operating loss and necessary higher costs to keep public listing would still raise the doubt about the Company's ability to continue as a going concern. The Company will try to raise capital again. However, there is no guarantee that it will be successful.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Mr. Andrew Chien has provided the office and furniture without any charges.

6. INCOME TAXES

                                              As of December 31, 2008

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

7. NET OPERATING LOSSES

As of December 31, 2008, the Company has a net operating loss carryforward of $ 36,273 including $ 1,444 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

Common stock, $0.001 par value: 75,000,000 shares authorized; 1,220,456 shares issued and outstanding on this date of filing.

Class A of Preferred stock, no par value: 10,000,000 shares authorized; no any share issued and outstanding on this date of filing.

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

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. Management has raised funds through debt or equity offerings. On December 31, 2008, the Company has cash or shareholder’s equity of $ 45,016. Base on the capital size, we only can launch our services on a small scale to reserve cash.

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

We may change our business strategy. One consideration is to raise capital and then look for a high growth operating company in China to do reverse merger, which may increase our shareholder value quickly.

In October and November 2008, Andrew Chien visited China twice, and had certain contacts with several Chinese companies, which had USA OTCBB listing intentions. However, these companies still were in the early stages for preparing public listing. We will continue to do the best to find a proper candidate to consider the reverse merger.

Liquidity and Capital resources:

In the three months period ended on December 31, 2008, cash used on operation was $ 1,444 to pay mostly reissue new stock certificates and the transfer agency fees, etc. At the end of this period, the Company had $ 45,016 cash deposit.

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

    None

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submissions of Matters to a Vote of Security Holders

The annual shareholder meeting was held at the headquarter of the Company on October 26, 2008. 85.7% of the outstanding shares submitted the votes. These votes approved the following three issues:

      (1) The election of Andrew Chien to serve as Director;

      (2) To establish Class A of preferred stock with no par value, the authorized total shares are 10 millions;

      (3) The installation of 239,544 shares of the treasure stock.

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

                                USChina Channel Inc

 Dated: January 23, 2009             By: /s/ Andrew Chien

------------------------

  Andrew Chien, CEO, CFO

10