Form 10-Q
period 2009-03-31
USChina Channel Inc
filed 2009-04-22
CIK 1367898

                           UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                            FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended: March 31, 2009.

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date: 1,220,556 shares of common stock with par value of $0.001 per share outstanding as of April 22, 2009.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2009

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

Item 3. Defaults Upon Senior Securities

      10

Item 4. Submission of Matters to a Vote of Security Holders

      10

Item 5. Other Information

      10

Item 6. Exhibits

      10


                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

                      USChina Channel INC.

                   Consolidated Balance Sheets

              As of March 31, 2009 and June 30, 2008

	3/31/2009	6/30/2008
	Unaudited	Audited
Cash	$ 43,919	$ 59,050
Total Current Asset	$ 43,919	$ 59,050

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ 43,919	$ 59,050

Liability and Shareholders equity
Current Liability
Accounts payable
Loan from Officer	$ -	$ -

Total Liabilities	$ -	$ -

Shareholders' Equity
Common shares w/ Par value $0.001
1,220,456 o/s	$ 1,220	$ 1,220
Additional paid-in capital	$ 80,068	$ 80,068
Earning(Deficit) accumulated	$ (37,370)	$(22,239)

Total Shareholders' Equity	$ 43,918	$ 59,049

Total Liabilities and Shareholders' Equity	$ 43,918	$ 59,049

                               USChina Channel INC.

                     Consolidated Statements of Operations

             For Three and Nine Months Ended March 31, 2009 and 2008

                                (unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended on	ended on	ended on	ended on
	3/31/2009	3/31/2008	3/31/2009	3/31/2008
Revenue	$ -	$ -	$ -	$ -
Gross Profits

Operating expenses
Selling expenses	$ -	$ -	$ -	$ -
General and administration expenses	$ 1,216	$ 1,325	$ 15,691	$ 10,351

Income (loss) from operation	$ (1,216)	$ (1,325)	$ (15,691)	$(10,351)

Other income (expenses)	$ 119	$ 354	$ 560	$ 788
Interests expenses
Income tax

Net income (loss)	$ (1,097)	$ (971)	$ (15,131)	$ (9,563)
Basic and diluted net earning
per share, 1,220,556 Shares O/S	$ -	$ -	$ (0.01)	$ (0.01)

                             USChina Channel INC.

                    Consolidated Statements of Cash Flows

               For Nine Months Ended March 31, 2009 and 2008

                                 (unaudited)

	Nine Months	Nine Months
	ended on	ended on
	3/31/2009	3/31/2008

Cash Flow from operating activities	$ (15,691)	$ (9,563)
Net Income (Loss)	$ (15,691)	$ (9,563)
Net cash provided by operating activity
	$ -	$ -
Cash flows from investing activities

Cash flows from financing activities	$ -	$ 68,050
Proceeds from sale of floating common stock	$ -	$ 40
Proceeds from sale of restricted shares	$ -	$ 65
Loan from Officer	$ -
Net cash provided by financing activities	$ -	$ 68,155

Net Increase (decrease)in Cash	$ (15,691)	$ 58,592
Cash, beginning at the period	$ 59,612	$ 1,020
Cash, end at the period	$ 43,919	$ 59,612


                          USChina Channel Inc.

                     NOTES TO FINANCIAL STATEMENTS

                            March 31, 2009

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

3. GOING CONCERN

After the SB2 being effective on May 10, 2007, the Company raised capital about $68,050 before August 21, 2007. On May 14, 2008 the Company issued 24,356 shares to Officer Andrew Chien to offset his free of interests’ loan of $12,178. From inception till March 31, 2009, the Company got total financing of over $ 80,000 with accumulated operating deficit near $40,000. The Company raised some capital, which still is a small amount as a public company. Despite that the above-mentioned financial activities would increase the capability to keep the Company floating, there is no guarantee that the Company will be able to generate revenue to get the positive cash flow at the foreseeable future. The continuous operating loss and necessary higher costs to keep public listing would still raise the doubt about the Company's ability to continue as a going concern. The Company will try to raise capital again. However, there is no guarantee that it will be successful.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Mr. Andrew Chien has provided the office and furniture without any charges.

6. INCOME TAXES

                                              As of March 31, 2009

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

7. NET OPERATING LOSSES

As of March 31, 2009, the Company has a net operating loss carryforward of $ 36,273 including $ 1,444 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2009:

Common stock, $0.001 par value: 75,000,000 shares authorized; 1,220,556 shares issued and outstanding on this date of filing.

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

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. Management has raised funds through debt or equity offerings. On March 31, 2009, the Company has cash or shareholder’s equity of $ 43,919. Base on the capital size, we only can launch our services on a small scale to reserve cash.

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

Liquidity and Capital resources:

In the three months period ended on March 31, 2009, cash used on operation was $ 1,216 to pay mostly reissue the transfer agency fees, etc. At the end of this period, the Company had $ 43,919 cash deposit.

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

                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

    In third quarter of 2008, we issued 100 shares of common stock for outside services. The shares were returned, but the cancellation paper hadn't returned. The shares still are in the transfer agency's book. We still consider the shares being outstanding.

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

                                USChina Channel Inc

 Dated: April 22, 2009             By: /s/ Andrew Chien

------------------------

  Andrew Chien, CEO, CFO

8