Form 10-K
period 2009-06-30
USChina Channel Inc
filed 2009-09-28
CIK 1367898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: June 30, 2009.

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

           Yes [x]              No [ ]

Check if there is disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer", " accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]             Accelerated filer [ ]

Non-accelerated filer [ ](Do not        Small reporting company [x]

check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

            Yes [x]             No[ ]

The issuer's revenues for the its most recent fiscal year: $0

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 23, 2009 was 1,220,556 shares.

Documents Incorporated By Reference: See Part IV Item 15.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2009

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

   10-Q,10-K,14C,S-1, S-3, 8-K, Form 3's, 4's and 5's and other SEC forms.

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

After our SB2 being effective on May 10, 2007, we raised capital about $68,050 before August 21, 2007. On May 14, 2008 we issued 24,356 shares to Officer Andrew Chien to offset his free of interests loan of $12,178. From inception till June 30, 2009, we got total financing of over $ 80,000 with accumulated operating deficit of over $38,000. Although we raised some capital, which still is a small amount as a public company, we only have assets in cash of about $42,852 on June 30, 2009.

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

Item 3. Legal Proceedings:

None.

Item 4. Submission of Matters to a Vote of Security Holders:

In the fiscal year ended June 30, 2009, no any matter was submitted to the Company's shareholders for a vote.

PART II

Item 5. Market for Registrant’s Common Equity and related Stockholder Matters.

a. Market Information.

Our common stock, par value $0.001, is listed on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "USCC". In December 2008, the stock begins to trade at $2.00 per share. After that, there was no trade record till the filing time.

b. Dividends.

We have not declared any dividends yet.

Item 6. Selected Financial Data

                        Financial Highlights

_($)_____________________________________________________________________

Fiscal Year Ended June 30,                  2009        2008

          Revenue                              0           0

 Income (Loss) from Operation            (16,866)    (11,206)

      Net Income (Loss)                  (16,197)    (10,126)

    Cash & Cash Equivalents               42,852      59,050

        Liabilities                            0           0

    Shareholder Equities                  42,852      59,049

_________________________________________________________________________

Item 7. Management’s Discussion and Analysis or Plan of Operation:

After our SB2 being effective on May 10, 2007, we raised capital about $68,050 before August 21, 2007. On May 14, 2008 we issued 24,356 shares to Officer Andrew Chien to offset his free of interests loan of $12,178. From inception till June 30, 2009, we got total financing of over $ 80,000 with accumulated operating deficit of over $38,000. Although we raised some capital, which still is a small amount as a public company. Mr. Chien would need to perform the majority of the work. Under the arrangement, we anticipate we will have sufficient capital to cover our expenses for the next 12 months, our efforts have directed towards obtaining customers who are willing to pay for our services.

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

Since we are in the initial stages of developing our business, there is no assurance that there will be sufficient demand for our services to allow us to operate profitably. Our auditors have determined that we do not currently have sufficient working capital necessary to be successful. As a result, our auditors have raised substantial doubt about our ability to continue. On June 30, 2009, the cash balance on hand for the Company was $42,852.

If we are not successful at creating demand for our services, then it is unlikely we will generate revenue and become profitable.

We may change our business strategy. One consideration is to raise capital and then look for a high growth operating company in China or a develop stage company in USA to do reverse merger, which may increase our shareholder value quickly. Currently, our company is in the "shell" status since there has been nominal operation and the major assets are cash.

Results of Operations for the Fiscal Year Ended June 30, 2009

We did not earn any revenues and incurred operating expenses in the amount of $16,197 for the year ended June 30, 2009, compared with operating expenses in the amount of $10,126 for the year ended June 30, 2008. The expenses were mainly used to pay the expenses of entering and maintaining our company as a public entity.

We have not attained profitable operations and are dependent upon existing financing to complete our proposed business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements:

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates:

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2009, we had approximately $42,850 in cash and cash equivalents.

Exchange Rates:

From 2001 until June 2005, the exchange rate of the RMB yuan to the U.S. dollar ranged within a narrow band of $0.12080 to 0.12083 to 1 RMB yuan. Beginning in July 2005, the Chinese government has permitted the value of the yuan to float within a broader range against the dollar and as a result the yuan has slowly risen against the dollar, and traded approximately $0.1464 to 1 RMB yuan recently. The downtrend of US dollar increased the affordability of the potential Chinese clients for paying various services in USA, and reduced their benefits if they got the financing amount in the US dollars.

Inflation:

We believe that inflation has not had a material effect on our operations to date.

Item 8. Financial Statements

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of USChina Channel Inc.

We have audited the accompanying balance sheets of USChina Channel Inc. (A Development Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for each of the years of the two-year period ended June 30, 2009. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USChina Channel Inc. (A Development Stage Company) as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Kenne Ruan, CPA, P.C.

Woodbridge, CT

September 25, 2009

USChina Channel INC.

Balance Sheets

As of June30, 2009 and June 30, 2008

(audited)

	6/30/2009	6/30/2008

Cash	$ 42,852	$ 59,050

Total Current Asset	$ 42,852	$ 59,050
Investment
Property
Intangible Assets
Total Assets	$ 42,852	$ 59,050

Liability and Shareholders equity
Current Liability
Accounts payable
Loan from Officer		$ -

Total Liabilities		$ -

Shareholders' Equity
Common shares w/ par value $ 0.001
1,220,556 o/s	$ 1,220	$ 1,220
Additional paid-in capital	$ 80,068	$ 80,068
Deficit accumulated in development stage	$ (38,436)	$ (22,239)

Total Shareholders' Equity	$ 42,852	$ 59,049

Total Liabilities and Shareholders' Equity	$ 42,852	$ 59,049

USChina Channel INC.

Statements of Operations

For Yeas Ended June 30, 2009 and 2008

 (audited)

	Year	Year
	ended on	ended on
	6/30/2009	6/30/2008
Revenue	$ -	$ -

Gross Profits	$ -	$ -

Selling expenses	$ -	$ -
General and administration expenses	$ 16,866	$ 11,206
Research and development costs

Income (loss) from Operation	$ (16,866)	$ (11,206)

Other income (expenses)	$ -
Interests income (expenses)	$ 669	$ 1,080
Income tax	$ -

Net income (loss)	$ (16,197)	$ (10,126)

Basic and diluted net earning per share
1,220,556 & 1,196,100 Shares
0/S respectively	$ (0.01)	$ (0.01)

USChina Channel INC.

Statements of Changes In Stockholders' Equity

Until Year Ended June 30, 2009

(audited)

	Common		Paid-in
	Shares	Par	Capital	Profits	Total
				(Loss)
Issuance of Common Stock	1,020,000	$ 1,020			$ 1,020
Net Profits (Loss)				$ (493)	$ (493)

Balance, June 30,2006				$ (493)	$ 527

Net Profits (Loss)				$ (11,620)	$ (11,620)

Balance, June 30, 2007	1,020,000	$ 1,020		$ (12,113)	$ (11,093)

Issuance of Common Stock	200,556	$ 200	$ 80,068
Net Profits (Loss)				$ (10,126)

Balance, June 30, 2008	1,220,556	$ 1,220	$ 80,068	$ (22,239)	$ 59,049

Net Profits (Loss)				$ (16,197)

Balance, June 30, 2009	1,220,556	$ 1,220	$ 80,068	$ (38,436)	$ 42,852

USChina Channel INC.

Statements of Cash Flows

For Yeas Ended June 30, 2009 and 2008

 (audited)

	Year	Year
	ended on	ended on
	6/30/2009	6/30/2008
Cash Flow from operating activities
Net Income (Loss)	$ (16,197)	$ (10,126)

Net cash provided by operating activity	$ (16,197)	$ (10,126)

Cash flows from investing activities	$ -	$ -

Cash flows from financing activities

Proceeds from sale of common stock		$ 80,268
Loan from Officer		$ 65
Loan payment to Officer		$ (12,178)
Net cash provided by financing activities		$ 68,155

Net Increase(decrease) in Cash	$ (16,197)	$ 58,030
Cash, beginning at the period	$ 59,049	$ 1,020
Cash, end at the period	$ 42,852	$ 59,050

Supplemental Cash Flow Information:
Interests (paid) received:	$ 669	$ 1,080
Income Tax (paid) received:

                          USChina Channel Inc.

                     NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009

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

3. GOING CONCERN

After the SB2 being effective on May 10, 2007, the Company raised capital about $68,050 before August 21, 2007. On May 14, 2008 the Company issued 24,356 shares to Officer Andrew Chien to offset his free of interests loan of $12,178. From inception till June 30, 2009, the Company got total financing of over     $ 80,000 with accumulated operating deficit of over $38,000. Although the Company raised some capital, which still is a small amount as a public company. Although the above-mentioned financial activities increased the capability to keep the Company floating, there is no guarantee that the Company will be able to generate revenue to get the positive cash flow at the foreseeable future. The continuous operating loss and high costs to keep public listing would still raise the doubt about the Company's ability to continue as a going concern. The Company will try to raise capital again. However, there is no guarantee that it will be successful.

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

                                              As of June 30, 2009

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

7. NET OPERATING LOSSES

As of June 30, 2009, the Company has a net operating loss carryforward of

$38,436. Net operating loss carryforward expires twenty years from the date the loss was incurred.

8. STOCK TRANSACTIONS

None.

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2009:

Common stock, $0.001 par value: 75,000,000 shares authorized; 1,220,556 shares issued and outstanding.

Class A of Preferred stock, no par value: 10,000,000 shares authorized; no any share issued and outstanding on this date of filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls:

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2009 fiscal year. This evaluation was conducted with the participation of our chief executive officers and our principal accounting officers.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Evaluation of Internal Control Over Financial Reporting:

The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only with proper authorizations; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all errors and all frauds. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

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

Name             Age          Term Served as       Position with the

                             Director/Officer        Company

Andrew Chien      64

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

On August 17, 2007, Charlene Yu resigned as a Director of our company due to her personnel issues. The Board of Directors has accepted her resignation. Charlene Yu voted on the Board of Directors since inception of the Company. She was not an officer of this company.

Audit Committee

    Name         Age       Term Served as       Position with the Company

                       Member of Committee

Xiaoxi Wang     37          July, 2006          Member of the Audit

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

Item 12. Security Ownership of Certain Beneficial Ownership Management

We have set forth in the following table information which is relative to our common stock beneficially owned on June 30, 2009 for:

(1) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock;

(2) each of our executive officers and directors; and

(3) all executive officers and directors as a group.

As of June 30, 2009, there were 1,220,556 shares of our Common Stock issued and outstanding.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees:

The fees billed by Kenne Ruan, CPA, P.C. for professional services rendered for auditing the Company’s annual financial statements for the fiscal year ended June 2009 were $1,500.

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

                                   USChina Channel Inc

 Dated: September 23, 2009             By: /s/ Andrew Chien

   ------------------------

     Andrew Chien, CEO, CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                   Title                   Date

/s/Andrew Chien                  CEO & CFO             September 23, 2009

Andrew Chien