Form 10-Q
period 2009-09-30
USChina Channel Inc
filed 2009-10-01
CIK 1367898

i

                           UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                            FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended: September 30, 2009.

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

incorporation or organization)

  665 Ellsworth Avenue, Connecticut                  06511

(Address of principal executive offices)      (Postal or Zip Code)

Registrant's telephone number, including area code:  203-844-0809

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date: 1,220,556 shares of common stock with par value of $0.001 per share outstanding as of October 1, 2009.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED September 30, 2009

                        Part I – FINANCIAL INFORMATION

     Page

Item 1. Financial Statements

        Balance Sheets

             3

        Statement of Operations

                         4

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

Item 3. Defaults Upon Senior Securities

      10

Item 4. Submission of Matters to a Vote of Security Holders

      10

Item 5. Other Information

      10

Item 6. Exhibits

      10


                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

USChina Channel INC.

 Balance Sheet

As of September 30 and June 30, 2009

	9/30/2009	6/30/2009
	(Unaudited)	(audited)
Cash	$ 42,013	$ 42,852

Total Current Asset	$ 42,013	$ 42,852
Investment
Property
Intangible Assets
Total Assets	$ 42,013	$ 42,852

Liability and Shareholders equity
Current Liability
Accounts payable
Loan from Officer

Total Liabilities

Shareholders' Equity
Common shares w/ par value $ 0.001
1,220,556 o/s	$ 1,220	$ 1,220
Additional paid-in capital	$ 80,068	$ 80,068
Deficit accumulated in development stage	$ (39,275)	$ (38,436)

Total Shareholders' Equity	$ 42,013	$ 42,852

Total Liabilities and Shareholders' Equity	$ 42,013	$ 42,852

USChina Channel INC.

Statement of Operations

Three Months Ended September 30, 2009 and 2008 Periods

(Unaudited)

	Three Months	Three Months
	ended on	ended on
	9/30/2009	9/30/2008
Revenue	$ -	$ -

Gross Profits	$ -	$ -

Selling expenses	$ -	$ -
General and administration expenses	$ 946	$ 12,840
Research and development costs

Income (loss) from Operation	$ (946)	$ (12,840)

Other income (expenses)	$ -	$ -
Interests income (expenses)	$ 107	$ 250
Income tax	$ -	$ -

Net income (loss)	$ (839)	$ (12,590)

Basic and diluted net earning per share
1,220,556 & 1,196,100 Shares
0/S respectively	$ -	$ (0.01)

USChina Channel INC.

Statement of Cash Flows

Three Months Ended September 30, 2009 and 2008 Periods

(Unaudited)

	Three Months	Three Months
	ended on	ended on
	9/30/2009	9/30/2008
Cash Flow from operating activities
Net Income (Loss)	$ (839)	$ (12,590)

Net cash provided by operating activity	$ (839)	$ (12,590)

Cash flows from investing activities	$ -	$ -

Cash flows from financing activities

Proceeds from sale of common stock
Loan from Officer
Loan payment to Officer
Net cash provided by financing activities		$ -

Net Increase(decrease) in Cash	$ (839)	$ (12,590)
Cash, beginning at the period	$ 42,852	$ 59,050
Cash, end at the period	$ 42,013	$ 46,460

Supplemental Cash Flow Information:
Interests (paid ) received:	$ 107	$ 250
Income Tax (paid ) received:


                          USChina Channel Inc.

                     NOTES TO FINANCIAL STATEMENTS

                          September 30, 2009

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

v

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

3. GOING CONCERN

After the SB2 being effective on May 10, 2007, the Company raised capital about $68,050 before August 21, 2007. On May 14, 2008 the Company issued 24,356 shares to Officer Andrew Chien to offset his free of interests’ loan of $12,178. From inception till September 30, 2009, the Company got total financing of over $ 80,000 with accumulated operating deficit of $39,275. The Company raised some capital, which still is a small amount as a public company. Despite that the above-mentioned financial activities would increase the capability to keep the Company floating, there is no guarantee that the Company will be able to generate revenue to get the positive cash flow at the foreseeable future. The continuous operating loss and necessary higher costs to keep public listing would still raise the doubt about the Company's ability to continue as a going concern. The Company will try to raise capital again. However, there is no guarantee that it will be successful.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Mr. Andrew Chien has provided the office and furniture without any charges.

6. INCOME TAXES

                                              As of September 30, 2009

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

7. NET OPERATING LOSSES

As of September 30, 2009, the Company has a net operating loss carryforward of $ 39,275 including $ 839 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2009:

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

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. Management has raised funds through debt or equity offerings. On September 30, 2009, the Company has cash or shareholder’s equity of $ 42,013. Base on the capital size, we only can launch our services on a small scale to reserve cash.

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

We may change our business strategy. One consideration is to raise capital and then look for a high growth operating company in China or a develop stage company in USA to do the reverse merger, which may increase our shareholder value quickly.

Liquidity and Capital resources:

In the three months period ended on September 30, 2009, cash used on operation was $ 839 to pay the transfer agency fees, etc. At the end of this period, the Company had $ 42,013 cash deposit.

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

                                USChina Channel Inc

 Dated: October 1, 2009          By: /s/ Andrew Chien

------------------------

  Andrew Chien, CEO, CFO