Form 10-K/A
period 2009-06-30
USChina Channel Inc
filed 2009-12-18
CIK 1367898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls:

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based upon the framework in Internal Control. Based on that evaluation, our management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting was effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      USChina Channel Inc

 Dated: December 16, 2009             By: /s/ Andrew Chien

   ------------------------

     Andrew Chien, CEO, CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                   Title                   Date

/s/Andrew Chien                  CEO & CFO             December 16, 2009

Andrew Chien