Form 10-Q
period 2009-12-31
USChina Channel Inc
filed 2010-02-11
CIK 1367898

                           UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                            FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended: December 31, 2009.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [ ]  No  [x]

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date: 1,265,456 shares of common stock with par value of $0.001 per share outstanding as of February 10, 2010.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED DECEMBER 31, 2008

                        Part I – FINANCIAL INFORMATION

     Page

Item 1. Financial Statements

        Consolidated Balance Sheets

             3

        Consolidated Statement of Operations

       4

        Consolidated Statement of Stockholders' Equity

       5

        Consolidated Statement of Cash Flows

             6

        Condensed Notes to Consolidated Financial Statement

             7

Item 2. Management's Discussion And Analysis Of Financial

        Condition And Results Of Operation

       9

Item 3. Quantitative And Qualitative Disclosure About Market Risk       10

Item 4T. Controls and Procedures

      10

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      11

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds      11

Item 3. Defaults Upon Senior Securities

      11

Item 4. Submission of Matters to a Vote of Security Holders

      11

Item 5. Other Information

      11

Item 6. Exhibits

      11


                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

USChina Channel INC.

Consolidated Balance Sheets

As of December 31 and June 30, 2009

	12/31/2009	6/30/2009
	(Unaudited)	(audited)
Cash	$ 36,656	$ 42,852

Total Current Asset	$ 36,656	$ 42,852
Investment
Property
Intangible Assets
Total Assets	$ 36,656	$ 42,852

Liabilities and Shareholders' equity
Current Liabilities:
Accounts payable	$ 519
Other	$ 147

Long-term Debt	$ -	$ -

Total Liabilities	$ 666

Shareholders' Equity
Class A preferred stock w/ par value $0.001
10 million authorized no issued
Class B preferred stock w/ par value $0.001
50 million authorized no issued
Common shares w/ par value $ 0.001
1265556& 1220556 outstanding respectively	$ 1,265	$ 1,220
Additional paid-in capital	$ 170,023	$ 80,068
Deficit accumulated in development stage	$ (135,297)	$ (38,436)

Total Shareholders' Equity	$ 35,991	$ 42,852

Total Liabilities and Shareholders' Equity	$ 36,656	$ 42,852

USChina Channel INC.

Consolidated Statements of Operations

For Three & Six Months Ended December 31, 2009 and 2008

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended on	ended on	ended on	ended on
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Revenue	$ -	$ -	$ -	$ -
Cost of Revenue	$ -	$ -	$ -	$ -
Gross Profits	$ -	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -	$ -
General and administrative expenses	$ 96,123	$ 1,635	$ 97,079	$ 14,475
Research and development costs
Total Operating Expenses	$ 96,123	$ 1,635	$ 97,079	$ 14,475

Income (loss) from Operation	$ (96,123)	$ (1,635)	$ (97,079)	$ (14,475)

Other income (expenses)	$ -	$ -
Interests income (expenses)	$ 101	$ 191	$ 208	$ 441
Income tax	$ -	$ -

Net income (loss)	$ (96,022)	$ (1,444)	$ (96,861)	$ (14,034)

Basic and diluted net earning per share
1,265,556 & 1,220,556 Shares outstanding
respectively	$ (0.08)	$ -	$ (0.08)	$ (0.01)

USChina Channel INC.

Consolidated Statement of Stockholders' Equity

	Common		Paid-in	Profits
	Shares	Par	Capital	(Loss)	Total

Issuance of Common Stock	1,020,000	$ 1,020			$ 1,020
Net Profits (Loss)				$ (493)	$ (493)

Balance, June 30,2006				$ (493)	$ 527

Net Profits (Loss)				$ (11,620)	$ (11,620)

Balance, June 30, 2007	1,020,000	$ 1,020		$ (12,113)	$ (11,093)

Net Profits (Loss)				$ (10,126)
Shares issued for cash	136100	136	67914
Shares issued for services	40100	40
Shares issued for debt	24,356	$ 24	$ 12,154

Balance, June 30, 2008	1,220,556	$ 1,220	$ 80,068	$ (22,239)	$ 59,049

Net Profits (Loss)				$ (16,197)

Balance, June 30, 2009	1,220,556	$ 1,220	$ 80,068	$ (38,436)	$ 42,852

Net Profits (Loss)				$ (96,861)
Shares returned for cancelled service	-100
Shares Issued for Services	42,500	$ 42	$ 84,958
Stock-based Compensation	2,500	$ 3	$ 4,997

Balance, December 31, 2009	1265456	$ 1,265	$ 170,023	$ (135,297)	$ 35,991

USChina Channel INC.

Consolidated Statements of Cash Flows

For Six Months Ended December 31, 2009 and 2008

 (Unaudited)

	Six Months	Six Months
	ended on	ended on
	12/31/2009	12/31/2008
Cash Flow from operating activities
Net Income (Loss)	$ (96,861)	$ (14,034)

Adjustments to reconcile net income (loss) to
Costs of common stocks issued for consultant services	$ 85,000
Common stocks to be issued for compensation of officer	$ 5,000

Change in operating assets and liabilities
Increase/(Decrease) in accounts payable	$ 519
Net cash provided by operating activities	$ (6,342)	$ (14,034)

Cash flows from investing activities	$ -	$ -

Cash flows from financing activities
Other Deposite from Officer	$ 147

Net cash provided by financing activities	$ 147

Increase (decrease) in cash	$ (6,196)	$ (14,034)
Cash, beginning at the period	$ 42,852	$ 59,050
Cash, end at the period	$ 36,656	$ 45,016

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

3. GOING CONCERN

From inception till December 31, 2009, the Company got total financing of over $ 80,000 with accumulated operating deficit of $135,297, and cash outflow over $40,000. There is no guarantee that the Company will be able to generate revenue to get the positive cash flow at the foreseeable future. The continuous operating loss and necessary higher costs to keep public listing would still raise the doubt about the Company's ability to continue as a going concern. The Company will try to raise capital again. However, there is no guarantee that it will be successful.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Mr. Andrew Chien has provided the office and furniture without any charges.

6. INCOME TAXES

                                              As of December 31, 2009

Deferred tax assets:

     Net operating tax carry forwards             $ 135,297

     Other                                            0

     Gross deferred tax assets                      135,297

     Valuation allowance                             (0)

     Net deferred tax assets                      $  (0)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-

forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a zero valuation allowance.

7. NET OPERATING LOSSES

As of December 31, 2009, the Company has a net operating loss carryforward of $ 135,297 including $ 96,022 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2009:

Common stock, $0.001 par value: 75,000,000 shares authorized; 1,220,456 shares outstanding and 239,544 shares of the treasure stock issued on this date of filing.

Class A of Preferred stock, $0.001 par value: 10,000,000 shares authorized; no any share issued and outstanding on this date of filing.

Class B of Preferred stock, $0.001 par value: 50,000,000 shares authorized; no any share issued and outstanding on this date of filing.

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

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. Management has raised funds through debt or equity offerings. On December 31, 2009, the Company has cash or shareholders' equity of $ 35,991. Base on the capital size, we only can launch our services on a small scale to reserve cash.

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

On November 17, 2009, our company entered a letter of intent (LOI) with Shandong FangXing Technology Development Co., Ltd.("FangXing"), Shandong, China for the reverse merger purpose.

In December 2009, Andrew Chien visited China and met with major managers of FangXing. So far, FangXing hasn't submitted its auditing financial statements. The reverse merger plan with FangXing may not be materialized. We will continue to do the best to find a proper candidate to consider the reverse merger while we continue to operate our own business. Even we would find the merger partner, the operation of USChina will separate into an independent entity.

Liquidity and Capital resources:

In the three months period ended on December 31, 2009, cash used on operation was $ 6,022 to pay mostly costs relative to financial activities, such as attending venture forum and some business expenses associated the possible reverse merger with FangXing. At the end of this period, the Company had

$ 36,656 cash deposit.

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

                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

    The Company issued 42,500 restricted shares to pay outside consultants' services, and 2,500 shares to Kin Yuet Li, Secretary of the Company, for subsidized his services.

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submissions of Matters to a Vote of Security Holders

        None

Item 5. Other Information

     The Company hired Interwest Transfer Co., Inc., 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT 84117, telephone (801) 272-9294, as the transfer agency to replace Registrar and Transfer Company initiated February 2010.

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

                                    USChina Channel Inc

 Dated: February 10, 2010           By: /s/ Andrew Chien

     ------------------------

      Andrew Chien, CEO, CFO

8