Form 10-Q
period 2010-03-31
USChina Channel Inc
filed 2010-04-26
CIK 1367898

                            UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                            FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended: March 31, 2010.

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date: 1,265,456 shares of common stock with par value of $0.001 per share outstanding as of April 22, 2010.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2010

                        Part I – FINANCIAL INFORMATION

     Page

Item 1. Financial Statements

        Consolidated Balance Sheets

             3

        Consolidated Statement of Operations

       4

        Consolidated Statement of Cash Flows

             5

        Condensed Notes to Consolidated Financial Statement

             6

Item 2. Management's Discussion And Analysis Of Financial

        Condition And Results Of Operation

      13

Item 3. Quantitative And Qualitative Disclosure About Market Risk       15

Item 4T. Controls and Procedures

      15

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      15

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds      15

Item 3. Defaults Upon Senior Securities

      15

Item 4. Submission of Matters to a Vote of Security Holders

      15

Item 5. Other Information

      16

Item 6. Exhibits

      16


                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

USChina Channel INC.

Consolidated Balance Sheets

                        As of March 31, 2010 and June 30, 2009

	3/31/2010	6/30/2009
	(Unaudited)	(audited)
Cash	$ 33,983	$ 42,852

Total Current Asset	$ 33,983	$ 42,852
Investment
Property
Intangible Assets
Total Assets	$ 33,983	$ 42,852

Liabilities and Shareholders' equity
Current Liabilities:
Accounts payable
Other

Long-term Debt	$ -	$ -

Total Liabilities	$ -

Shareholders' Equity
Class A preferred stock w/ par value $0.001
10 million authorized no issued
Class B preferred stock w/ par value $0.001
50 million authorized no issued
Common shares w/ par value $ 0.001
1265556& 1220556 outstanding respectively	$ 1,265	$ 1,220
Additional paid-in capital	$ 170,023	$ 80,068
Deficit accumulated in development stage	$ (137,305)	$ (38,436)

Total Shareholders' Equity	$ 33,983	$ 42,852

Total Liabilities and Shareholders' Equity	$ 33,983	$ 42,852

USChina Channel INC.

Consolidated Statements of Operations

For Three & Nine Months Ended March 31, 2010 and 2009

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended on	ended on	ended on	ended on
	3/31/2010	3/31/2009	3/31/2010	3/31/2009
Revenue	$ -	$ -	$ -	$ -
Cost of Revenue	$ -	$ -	$ -	$ -
Gross Profits	$ -	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -	$ -
General and administrative expenses	$ 3,184	$ 1,216	$ 100,263	$ 15,691
Research and development costs
Total Operating Expenses	$ 3,184	$ 1,216	$ 100,263	$ 15,691

Income (loss) from Operation	$ (3,184)	$ (1,216)	$ (100,263)	$ (15,691)

Other income (expenses)	$ -	$ -
Interests income (expenses)	$ 73	$ 119	$ 281	$ 560
Sale of Investments(Notes 10)	$ 1,103	$ -	$ 1,103

Net income (loss)	$ (2,008)	$ (1,097)	$ (98,879)	$ (15,131)

Basic and diluted net earning per share
1,265,556 & 1,220,556 Shares Outstanding
Respectively	$ -	$ -	$ (0.08)	$ (0.01)

USChina Channel INC.

Consolidated Statements of Cash Flows

For Nine Months Ended March 31, 2010 and 2009

 (Unaudited)

	Nine Months	Nine Months
	ended on	ended on
	3/31/2010	3/31/2009
Cash Flow from operating activities
Net Income (Loss)	$ (98,869)	$ (15,691)

Adjustments to reconcile net income (loss) to
Costs of common stocks issued for consultant services	$ 85,000
Common stocks to be issued for compensation of officer	$ 5,000

Change in operating assets and liabilities
Increase/(Decrease) in accounts payable
Net cash provided by operating activities	$ (8,869)	$ (15,691)

Cash flows from investing activities(*)		$ -

Cash flows from financing activities
Return Deposit from Officer	$ -

Net cash provided by financing activities

Increase (decrease) in cash	$ (8,869)	$ (15,691)
Cash, beginning at the period	$ 42,852	$ 59,612
Cash, end at the period	$ 33,983	$ 43,919

Supplemental Cash Flow Information:
Interests (paid ) received:	$ 73	$ 560
Income Tax (paid ) received:

*On March 9, 2010, Sold 90% shares of Sunsidiary USChina Taiwan to Ching-Sang Hong for $ 1,102.5


                          USChina Channel Inc.

                     NOTES TO FINANCIAL STATEMENTS

                           March 31, 2010

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying audited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial information, and with the rules and regulations of SEC to Form 10-K and Article 8 of Regulation S-X.

The Company has elected a June 30 year-end.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  The Company has recognized no revenue since inception, and is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph

820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at March 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from June 30, 2009 through March 31, 2010.

Revenue Recognition

The Company will apply paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company will consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Taxes

The Company will account for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2010.

Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ending June 30, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99, which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable

Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08, Earnings Per Share – Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

•

A subsidiary or group of assets that is a business or nonprofit activity

•

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

•

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

•

Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

•

Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. GOING CONCERN

From inception till March 31, 2010, the Company got total financing of over $ 80,000 with accumulated operating deficit of $137,305, and cash outflow over $40,000. There is no guarantee that the Company will be able to generate revenue to get the positive cash flow at the foreseeable future. The continuous operating loss and necessary higher costs to keep public listing would still raise the doubt about the Company's ability to continue as a going concern. The Company will try to raise capital again. However, there is no guarantee that it will be successful.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Mr. Andrew Chien has provided the office and furniture without any charges.

6. INCOME TAXES

                                              As of March 31, 2010

Deferred tax assets:

     Net operating tax carry forwards             $ 137,305

     Other                                            0

     Gross deferred tax assets                      137,305

     Valuation allowance                             (0)

     Net deferred tax assets                      $  (0)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a zero valuation allowance.

7. NET OPERATING LOSSES

As of March 31, 2010, the Company has a net operating loss carryforward of $ 137,305 including $ 2,008 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2010:

Common stock, $0.001 par value: 75,000,000 shares authorized; 1,265,456 shares outstanding and 239,544 shares of the treasure stock issued on this date of filing.

Class A of Preferred stock, $0.001 par value: 10,000,000 shares authorized; no any share issued and outstanding on this date of filing.

Class B of Preferred stock, $0.001 par value: 50,000,000 shares authorized; no any share issued and outstanding on this date of filing.

10. Non Cash Dividends Distribution and Federal Income Tax Consequence for Dividend Distribution

On March 9, 2010, the Company exercised its purchase promise to purchase 1,225,000 shares of common stock of its subsidiary USChina Taiwan for $1,225. Then it sold 1,102,500 to Ching-Sang Hong for $122.5 and the remaining shares with aggregating book value of $123, being distributed to its shareholders with record day of March 9, 2010, as non-cash dividends. On March 15, 2010, USChina Taiwan separated from our company as an independent company.

These shares should be considered as a capital asset within the meaning of Section 1221 of the Internal Revenue Code of 1986, as amended. We expect that a U.S. holder receiving our shares in the distribution will be treated as receiving a taxable distribution to the extent of the fair market value of shares received on the distribution date. That distribution would be treated as taxable dividend income to the extent of such holder’s share of USChina Channel Inc’s current and accumulated earnings and profits (as determined for federal income tax purposes), if any. However, USChina Channel does not have any current or accumulated earnings and profits. To the extent the amount of the distribution exceeds such holder’s share of USChina Channel current and accumulated earnings and profits, if any, the distribution would be treated first as a tax-free return of capital to the extent of the U.S. Holder’s adjusted tax basis in its shares of USChina Channel common stock (thus reducing such adjusted tax basis) with any remaining amounts being treated as capital gain from the sale of USChina Channel shares. Tax considerations under state, local and foreign laws, or federal laws other than those pertaining to the income tax, are not addressed here.

Every shareholder of USChina Channel should discuss with its tax advisors to finally consider the federal income tax or other tax consequence of the dividend distribution.

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

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. Management has raised funds through debt or equity offerings. On March 31, 2010, the Company has cash or shareholders' equity of $ 33,983. Base on the capital size, we only can launch our services on a small scale to reserve cash.

In a development stage company, management devotes most of its activities to develop a market for its business. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to secure market acceptance of its business plan and to generate significant revenue.

After the financial crisis, the service area for USA public and China operated companies has a lot of change. Recently, the quick development of Chinese stock market makes USA market relative less attractive to Chinese operated companies. Although the accumulated number of Chinese operated companies listed in USA has over 500. The annually new listing Chinese companies for OTCBB has greatly reduced. Most companies are interested immediately financing, and wanted to list in NASDAQ, and they are reluctant to pay high front costs for USA public listing. On the other hand, some companies, whose stock traded in OTCBB for a couple of years, but not got any financing, complained about the high auditing fee and other maintenance costs of the keeping public in USA. Some is willing to withdraw as OTCBB quoting in order to reduce the overhead costs.

In order to meet the challenge, we are in the explore of new services such as

(1) to serve more in financing, and try to contact more venture capitals for potential customers.

(2) to expand SEC file services such as  Edgar html format and XBRL format services for those already USA public companies.

    As XBRL format filing for financial statements is dominant after June 2011, and will increase the issuers costs. It will become an additional opportunities for us to engage in customers.

(3) to pay more attention to the companies quoted in the pink sheet.

Although, USChina Channel hasn't generated any revenue, the company feels more potential ahead. Andrew Chien, in his personal business USChina Channel LLC, represented several public companies to do SEC filings currently. As these services become stable, long term, and generating certain amount of revenue, they will become our company's business due to the market agreement between our company and USChina Channel LLC dated October 3, 2006. Even though, there is no guarantee that the Company would be able to complete any of the objectives and attain profitability. These factors raise substantial doubt considering the Company's ability to continue as a going concern.

To appraise our share value is one of our business priorities, we may change our business strategy. One consideration is to raise capital and then look for a high growth operating company in China to do reverse merger, which may increase our shareholder value quickly.

On November 17, 2009, our company entered a letter of intent (LOI) with Shandong FangXing Technology Development Co., Ltd.("FangXing"), Shandong, China for the reverse merger purpose.

In December 2009, Andrew Chien visited China and met with major managers of FangXing. So far, FangXing hasn't submitted its auditing financial statements. Due to the term of LOI, the merger intention with FangXing expired in March 2010. We will continue to do the best to find a proper candidate to consider the reverse merger while we continue to operate our own business. Even we would find the merger partner, the operation of USChina will separate into an independent entity.

Liquidity and Capital resources:

In the three months period ended on March 31, 2010, cash used on operation was

$ 3,184 to pay mostly costs relative to financial activities, and costs relative to change service of transfer agency. At the end of this period, the Company had

$ 33,983 cash deposit.

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

                     PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

     On March 9, 2010, the Company exercised its purchase promise to purchase 1,225,000 shares of common stock of its subsidiary USChina Taiwan for $1,225. Then it sold 1,102,500 to Ching-Sang Hong for $122.5 as investment proceeds, and the remaining shares being distributed to its shareholders as non-cash dividends. On March 15, 2010, USChina Taiwan separated as an independent company.

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submissions of Matters to a Vote of Security Holders

      On March 14, 2010, a special shareholder-meeting of our company held at the company's headquarter. The representatives of 1,132,856 shares, 89.5% of total outstanding common stock joined the vote through personal attendance, e-mail and telephone calls. 100% of them voted yeas for the following three items:

      (a) to separate USChina Taiwan Inc from USChina Channel Inc;

      (b) in the formed new entity, it will issue 10% of USChina Taiwan Inc's common stock to the shareholders of USChina Channel Inc as special dividends. The distribution ratio is 1 for 10. That means one share of USChina Taiwan Inc common stock will issue to the owner of 10 shares of USChina Channel Inc. For every shareholder or per brokerage account, the minimum dividends are 100 shares regardless of how many shares he (she, or the brokerage account) owns; and the remaining 90% of the issued shares will sell to Mr. Hong at par value;

      (c) Ching-Sang Hong was elected as one member of the board of Directors of USChina Taiwan Inc.

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

                                    USChina Channel Inc

 Dated: April 23, 2010              By: /s/ Andrew Chien

      ------------------------

      Andrew Chien, CEO, CFO

16