Form 10-Q/A
period 2010-03-31
USChina Channel Inc
filed 2010-10-12
CIK 1367898

                            UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                            FORM 10-Q/A

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date: 1,265,456 shares of common stock with par value of $0.001 per share outstanding as of October 11, 2010.

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

USChina Channel INC.

Consolidated Statements of Operations

For Three & Nine Months Ended March 31, 2010 and 2009

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended on	ended on	ended on	ended on
	3/31/2010	3/31/2009	3/31/2010	3/31/2009
Revenue	$ -	$ -	$ -	$ -
Cost of Revenue	$ -	$ -	$ -	$ -
Gross Profits	$ -	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -	$ -
General and administrative expenses	$ 2,081	$ 1,216	$ 99,160	$ 15,691
Research and development costs
Total Operating Expenses	$ 2,081	$ 1,216	$ 99,160	$ 15,691

Income (loss) from Operation	$ (2,081)	$ (1,216)	$ (99,160)	$ (15,691)

Other income (expenses)	$ -	$ -
Interests income (expenses)	$ 73	$ 119	$ 281	$ 560
Sale of Investments(Notes 10)	$ -	$ -

Net income (loss)	$ (2,008)	$ (1,097)	$ (98,879)	$ (15,131)

Basic and diluted net earning per share
1,265,556 & 1,220,556 Shares Outstanding
Respectively	$ -	$ -	$ (0.08)	$ (0.01)

USChina Channel INC.

Consolidated Statements of Cash Flows

For Nine Months Ended March 31, 2010 and 2009

 (Unaudited)

	Nine Months	Nine Months
	ended on	ended on
	3/31/2010	3/31/2009
Cash Flow from operating activities
Net Income (Loss)	$ (98,869)	$ (15,691)

Adjustments to reconcile net income (loss) to
Costs of common stocks issued for consultant services	$ 85,000
Common stocks to be issued for compensation of officer	$ 5,000

Change in operating assets and liabilities
Increase/(Decrease) in accounts payable
Net cash provided by operating activities	$ (8,869)	$ (15,691)

Cash flows from investing activities		$ -

Cash flows from financing activities
Return Deposit from Officer	$ -

Net cash provided by financing activities

Increase (decrease) in cash	$ (8,869)	$ (15,691)
Cash, beginning at the period	$ 42,852	$ 59,612
Cash, end at the period	$ 33,983	$ 43,919

Supplemental Cash Flow Information:
Interests (paid) received:	$ 73	$ 560
Income Tax (paid ) received:

                          USChina Channel Inc.

                     NOTES TO FINANCIAL STATEMENTS

                           March 31, 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying audited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial information, and with the rules and regulations of SEC to Form 10-Q and Article 8 of Regulation S-X.

The Company has elected a June 30 year-end.

6. INCOME TAXES

                                              As of March 31, 2010

Deferred tax assets:

     Net operating tax carry forwards             $ 137,305

     Other                                            0

     Valuation allowance                            137,305

     Net deferred tax assets                      $  (0)

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

10. Non Cash Dividends Distribution and Federal Income Tax Consequence for Dividend Distribution

On March 9, 2010, the Company exercised its purchase promise to purchase 1,225,000 shares of common stock of its subsidiary USChina Taiwan for $1,225, among them, $1,102.5 is paid for Ching-Sang Hong for his purchasing shares of 1,102,500 (Mr. Hong returned the money back to the company on the same day), and $122.5 for purchasing shares of 122,500, which being distributed to its shareholders with record day of March 9, 2010, as non-cash dividends. On March 15, 2010, USChina Taiwan separated from our company as an independent company.