Form 10-K
period 2010-06-30
USChina Channel Inc
filed 2010-10-12
CIK 1367898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: June 30, 2010.

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

            Yes [ ]             No[x]

The issuer's revenues for the its most recent fiscal year: $0

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of October 8, 2010 was 1,265,456 shares.

Documents Incorporated By Reference: See Part IV Item 15.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2010

                                                          Page

PART I

Item 1. Description of Business  --------------------------------  4

Item 1A. Risk Factors -------------------------------------------  5

Item 1B. Unresolved Staff Comments ------------------------------  7

Item 2. Description of Property  --------------------------------  7

Item 3. Legal Proceedings    ------------------------------------  7

Item 4. Reserved ------------------------------------------------  7

PART II

Item 5. Market for Registrant’s Common Equity and

         related Stockholder Matters   --------------------------- 8

Item 6. Selected Financial Data ---------------------------------  8

Item 7. Management’s Discussion and Analysis or Plan

        of Operation                 ----------------------------  8

Item 7A. Quantitative and Qualitative Disclosures About

        Market Risk             ---------------------------------- 9

Item 8. Financial Statements         ---------------------------- 10

Item 9. Changes in and Disagreements with Accountants on

         Accounting and Financial Disclosures  -------------------23

Item 9A. Controls and Procedures    ----------------------------- 23

PART III

Item 10. Directors, Executive Officers of the Registrant -------- 24

Item 11. Executive Compensation  -------------------------------- 25

Item 12. Security Ownership of Certain Beneficial

          Ownership Management  ----------------------------------25

Item 13. Certain Relationships and Related Transactions  -------- 26

Item 14. Principal Accountant Fees and Services ----------------- 26

Part IV

Item 15. Exhibits  ---------------------------------------------- 27

Signatures ------------------------------------------------------ 27

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

PART I

Item 1: Description of Business:

USChina Channel Incorporation ("the Company") was incorporated in the State of Nevada on April 26, 2006. The Company's website address is at:

              www.uschinachannel.net

The Company is in the development stage and has not yet commenced operations or generated any revenue. Although the Company raised small amount of capital in August 2007, the auditor is concerned that the Company may not have the ability to continue its business if the Company doesn't generate revenue and profits in operation.

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

The target market will be small to medium size private companies in the

People's Republic of China, which wish to become publicly listed through either an IPO (Initial Public Offering) or a "reverse" merger with a public "shell" company. Our target market further includes Chinese companies that are already publicly listed in the US, Canada, or Europe, who wish to hire our Company to provide our services such as filings, road shows, trade shows, conferences, and other business services, of which they presently lack.

However, there is intense competition existing in the Chinese business service area, especially in the massive financial market. There are many lawyers who perform SEC filing work.  Many professionals are now bi-lingual, understanding both English and Chinese, and there are many full service companies that are replacing the "one individual" item service Company. Our Company does not provide legal advice, nor does it perform investment advisor services. This may limit the number of customers the Company can acquire.

At the present time, the Company does not have any paid employees. Mr. Chien, and Mr. Li, the Company's two officers, currently serves without compensation except Mr. Li being paid 2500 restricted shares in 2009.

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

We have no operations. However, we have experienced a loss since inception due to expenses associated with becoming a public entity and start-up. We established the Company as a Nevada corporation in April of 2006. Shortly thereafter, we applied to the SEC to become an EDGAR filer, and we granted such status on June 28, 2006. Although we believe that we are capable of generating revenue from our intended business, our management does not have much experience in filing SEC documents, since we are in business for a short period. We have not realized any revenue yet, and we do not have any customers to date. We are in the developmental stage, but there is no certainty that our business will ultimately prove successful.

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

After our SB2 being effective on May 10, 2007, we raised capital about $68,050 before August 21, 2007. On May 14, 2008 we issued 24,356 shares to Officer Andrew Chien to offset his free of interests loan of $12,178. From inception till June 30, 2010, we got total financing of over $ 80,000 with accumulated operating deficit of over $137,000, among which approximately $47,000 were cash loss. Although we raised some capital, which still is a small amount as a public company, we only have assets in cash of about $33,700 on June 30, 2010.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity and related Stockholder Matters.

a. Market Information.

Our common stock, par value $0.001, is listed on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "USCC". The trade price range was between $2.00 and $0.75 per share.

 b.  Holders

As of September 30, 2010, we had approximately 45 registered stockholders of our common stock on record. This number includes shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

c. Dividends.

The company distributed 122,500 shares, with total costs of $123, of USChina Taiwan to its shareholders of the recorded date of March 9, 2010. The distribution ratio is 1 for 10. That means one share of USChina Taiwan Inc common stock will issue to the owner of 10 shares of USChina Channel Inc. For every shareholder or per brokerage account, the minimum dividends are 100 shares regardless of how many shares he (she, or the brokerage account) owns.

d. Securities Authorized for Issuance under Equity Compensation

The company's Secretary Mr. Li was paid 2500 restricted shares as his compensation, and Andrew Chien, CEO, determines the payment under certain circumstance consideration. Future equity compensation for officers may or may not happen, since there is no equity compensation plan for officers.

e. Recent Sales of Unregistered Securities

In November 2009, the company issued 42,500 restricted shares for outside services.

.

Item 6. Selected Financial Data

                        Financial Highlights

_($)_____________________________________________________________________

Fiscal Year Ended June 30,                  2010        2009

          Revenue                              0           0

 Income (Loss) from Operation            (99,425)    (16,866)

      Net Income (Loss)                  (99,081)    (16,197)

    Cash & Cash Equivalents               33,771      42,852

    Liabilities                                0          0

    Shareholder Equities                  33,771      42,852

_________________________________________________________________________

Item 7. Management’s Discussion and Analysis or Plan of Operation:

After our SB2 being effective on May 10, 2007, we raised capital about $68,050 before August 21, 2007. On May 14, 2008 we issued 24,356 shares to Officer Andrew Chien to offset his free of interests loan of $12,178. From inception till June 30, 2010, we got total cash financing of over $ 80,000 with approximately $47,000 operating cash loss among accumulated operating deficit of over $137,000. Although we had raised some capital, which still is a small amount as a public company, Mr. Chien would need to perform the majority of the work without compensation before we generate decent revenue. We anticipate that we will have sufficient capital to cover our expenses for the next twelve months under current operation.

Since we are in the initial stages of developing our business, there is no assurance that there will be sufficient demand for our services to allow us to operate profitably. Our auditors have determined that we do not currently have sufficient working capital necessary to be successful. As a result, our auditors have raised substantial doubt about our ability to continue. On June 30, 2010, the cash balance on hand for the Company was about $33,700.

After the financial crisis, the service area for USA public and China operated companies has a lot of change. China has become the world's largest IPO Market in the first nine month of 2010, and the quick development of Chinese stock market makes USA market relative less attractive to Chinese operated companies. Although the accumulated number of Chinese operated companies listed in USA has over 500. The new listing Chinese companies for OTCBB has greatly reduced in past twelve months. Most companies are interested in immediately financing, and want to list in NASDAQ, and they are reluctant to pay high front costs for USA public listing. On the other hand, some companies, whose stock traded in OTCBB for a couple of years without any financing yet, complained about the high auditing fee and other maintenance costs of the keeping public in USA. Some is willing to withdraw as OTCBB quoting in order to reduce the overhead costs.

In order to meet the challenge, we are in the explore of new services such as

(1) to serve more in financing, and try to contact more venture capitals for potential customers;

(2) to expand SEC file services such as  Edgar html format and XBRL format services for those already USA public companies.  As XBRL format filing for financial statements is dominant after June 2011, to serve issuers for XBRL format at lower costs will become an additional opportunities for us to engage in new customers;

(3) to pay more attention to the companies quoted in the pink sheet.

Although, USChina Channel hasn't generated any revenue, the company feels more potential ahead. Andrew Chien, in his personal business USChina Channel LLC, represented some public companies to do SEC filings currently. As these services become stable, long term, and generating certain amount of revenue, they will become our company's business due to the market agreement between our company and USChina Channel LLC dated October 3, 2006. Even though, there is no guarantee that the Company would be able to complete any of the objectives and attain profitability in the foreseeable future.

We also may change our business strategy. One consideration is to raise capital and then look for a high growth operating company in China or a develop stage company in USA to do reverse merger, which may increase our shareholder value quickly.

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

On March 5, 2010, Andrew Chien, our CEO, with Ching-Sang Hong, a financial consultant in Taiwan, signed "Business Operating Agreement"   ("Agreement"), which specified that 1. Ching-Sang Hong will join USChina Channel to operate USChina Taiwan Inc for launching the financial consulting service business in Taiwan. 2. USChina Taiwan Inc will separate from USChina Channel Inc as an independent company, in which Ching-Sang Hong will take 90% of the outstanding shares, and the shareholders of USChina Channel Inc will take 10% of the outstanding shares as special dividends, which will be paid by USChina Channel; and the distribution of these shares will follow the rules of Article V. Section 2 of By-Laws of USChina Channel, which gave every shareholder rejection right in distributing USChina Taiwan's shares; 3. Ching-sang Hong will personally bear all costs of separating USChina Taiwan Inc from the parent company. USChina Channel capital representatives approved this agreement unanimously except abstaining, on March 14, 2010. Then Andrew Chien, as a SEC file agency for USChina Taiwan filed Form S-1, which was  effective on September 24, 2010.

Results of Operations for the Fiscal Year Ended June 30, 2010

We did not earn any revenues and incurred operating expenses in the amount of $99,081 for the year ended June 30, 2009, compared with operating expenses in the amount of $16,197 for the year ended June 30, 2009. The expenses were mainly used to the preparation of the unsuccessful reverse merger and paying the expenses of entering and maintaining our company as a public entity.

We have not attained profitable operations and are dependent upon existing financing to complete our proposed business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements:

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates:

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2010, we had approximately $33,700 in cash and cash equivalents.

Exchange Rates:

From 2001 until June 2005, the exchange rate of the RMB yuan to the U.S. dollar ranged within a narrow band of $0.12080 to 0.12083 to 1 RMB yuan. Beginning in July 2005, the Chinese government has permitted the value of the yuan to float within a broader range against the dollar and as a result the yuan has slowly risen against the dollar, and traded approximately $0.14925 to 1 RMB yuan recently. The downtrend of US dollar increased the affordability of the potential Chinese clients for paying various services in USA, and reduced their benefits if they got the financing amount in the US dollars.

Inflation:

We believe that inflation has not had a material effect on our operations to date.

Item 8. Financial Statements

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of USChina Channel Inc.

We have audited the accompanying balance sheets of USChina Channel Inc. (A Development Stage Company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for each of the years of the two-year period ended June 30, 2010. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USChina Channel Inc. (A Development Stage Company) as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Kenne Ruan, CPA, P.C.

Woodbridge, CT

October 7, 2010

USChina Channel INC.

Consolidated Balance Sheets

                          As of June 30, 2010 and 2009

	6/30/2010	6/30/2009

Cash	$ 33,771	$ 42,852

Total Current Asset	$ 33,771	$ 42,852
Investment
Property
Intangible Assets
Total Assets	$ 33,771	$ 42,852

Liability and Shareholders equity
Current Liability
Accounts payable
Loan from Officer		$ -

Total Liabilities		$ -

Shareholders' Equity
Common shares w/ par value $ 0.001
1,265,456 & 1,220,456 o/s respectively	$ 1,265	$ 1,220
Additional paid-in capital	$ 170,023	$ 80,068
Deficit accumulated in development stage	$ (137,517)	$ (38,436)

Total Shareholders' Equity	$ 33,771	$ 42,852

Total Liabilities and Shareholders' Equity	$ 33,771	$ 42,852

USChina Channel INC.

Consolidated Statements of Operations

                     For Years Ended June 30, 2010 and 2009

	Year	Year
	ended on	ended on
	6/30/2010	6/30/2009
Revenue	$ -	$ -

Gross Profits	$ -	$ -

Selling expenses	$ -	$ -
General and administration expenses	$ 99,425	$ 16,866
Research and development costs

Income (loss) from Operation	$ (99,425)	$ (16,866)

Other income (expenses)	$ -
Interests income (expenses)	$ 344	$ 669
Income tax	$ -

Net income (loss)	$ (99,081)	$ (16,197)

Eaning Per Share
Basic & Diluted	$ (0.08)	$ (0.01)

Weighted Average Number of Common Shares:
Basic & Diluted	1,250,301	1,220,556

                                                                    USChina Channel INC.

              Consolidated Statement of Stockholders' Equity

	Common		Paid-in
	Shares	Par	Capital	Profits	Total
				(Loss)

Balance, June 30, 2008	1,220,556	$ 1,220	$ 80,068	$ (22,239)	$ 59,049

Net Profits (Loss)				$ (16,197)

Balance, June 30, 2009	1,220,556	$ 1,220	$ 80,068	$ (38,436)	$ 42,852

Net Profits (Loss)
Shares returned
for cancelled service	-100
Shares Issued for Services	42,500	$ 42	$ 84,958
Stock-based Compensation	2,500	$ 3	$ 4,997

Net Profits (Loss)				$ (99,081)

Balance, June 30, 2010	1265456	$ 1,265	$ 170,023	$(137,517)	$ 33,771

USChina Channel INC.

Consolidated Statements of Cash Flows

                     For Years Ended June 30, 2010 and 2009

	Year	Year
	ended on	ended on
	6/30/2009	6/30/2009
Cash Flow from operating activities
Net Income (Loss)	$ (99,082)	$ (16,197)

Net cash provided by operating activity	$ (99,082)	$ (16,197)

Adjustments to reconcile net income (loss) to
Costs of common stocks issued for consultant services	$ 85,000
Common stocks to be issued for compensation of officer	$ 5,000
	$ -	$ -
Net cash provided by operating activities	$ (9,082)

Cash flows from investing activities
Cash flows from financing activities

Proceeds from sale of common stock
Loan from Officer
Loan payment to Officer
Net cash provided by financing activities

Net Increase(decrease) in Cash	$ (9,082)	$ (16,197)
Cash, beginning at the period	$ 42,852	$ 59,049
Cash, end at the period	$ 33,770	$ 42,852

Supplemental Cash Flow Information:
Interests (paid ) received:	$ 344	$ 669
Income Tax (paid ) received:

                                                          USChina Channel Inc.

                   NOTES TO FINANCIAL STATEMENTS

                         June 30, 2010

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

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  The Company has recognized no revenue since inception, and is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

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

•

Level 3 Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at June 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended June 30, 2010.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2010.

Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ending June 30, 2011, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

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

3. GOING CONCERN

For the fiscal year ended June 30, 2010, the company has operation loss $99,081 and cash outflow of $9,082. From inception till June 30, 2010, the Company has accumulated operating deficit of $137,517, and cash outflow over $45,000, and total cash financing of over $ 80,000. There is no guarantee that the Company will be able to generate revenue to get the positive cash flow at the foreseeable future. The continuous operating loss and necessary higher costs to keep public listing would still raise the doubt about the Company's ability to continue as a going concern. The Company will try to raise capital again. However, there is no guarantee that it will be successful.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Mr. Andrew Chien has provided the office and furniture without any charges.

6. INCOME TAXES

                                              As of June 30, 2010

Deferred tax assets:

     Net operating tax carry forwards             $ 137,517

     Other                                            0

     Valuation allowance                            137,517

     Net deferred tax assets                      $  (0)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

7. NET OPERATING LOSSES

As of June 30, 2010, the Company has a net operating loss carryforward of $ 137,517 including $ 99,081 generated in this year. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On November 2, 2009, the Company issued 42,500 restricted shares to pay outside consultants' services, and 2,500 shares to Kin Yuet Li, Secretary of the Company, for subsidized his services. These shares were valued at $2 per share.

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2010:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls:

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2010 fiscal year. This evaluation was conducted with the participation of our chief executive officers and our principal accounting officers.

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

Name             Age          Term Served as       Position with the

                             Director/Officer        Company

Andrew Chien      65

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

Code of Ethics

In April 2006, the Company adopted the Code of Ethics pursuant to Item 406 of Regulation S-K, of which all our officers and employees are bound by. The Code of ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with the law. A copy of the Code of Ethics is included as Exhibit 14 to this registration statement. The full text of the Code of Ethics also posted in the Company's website:

www.uschinachannel.net

A printed copy of the Code of Ethics may be obtained free of charge by writing to the Corporate Secretary at: USChina Channel, INC., 665 Ellsworth Avenue, New Haven, CT 06511.

Item 11. Executive Compensation

To date, we have no employees other than Mr. Chien and Mr. Li. No officer has yet been paid any compensation except Mr. Li being paid 2500 restricted shares in November 2009. We currently have no formal employment agreements or other contractual arrangements with our Officers, Member of Audit Committee, Directors, or anyone else regarding the commitment of time or the payment of salaries or other remuneration.

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

Item 12. Security Ownership of Certain Beneficial Ownership Management

We have set forth in the following table information which is relative to our common stock beneficially owned on June 30, 2010 for:

(1) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock;

(2) each of our executive officers and directors; and

(3) all executive officers and directors as a group.

As of June 30, 2010, there were 1,265,456 shares of our Common Stock issued and outstanding.

Name and Address of      Amount of           Percent of Class

 Beneficial Owner      Beneficial Owner       Before Offering

Andrew Chien

665 Ellsworth Avenue      1,024,356               81%

New Haven, CT 06511

Kin Yuet Li

Jackson Height, NY 11375      4,000               0.3%

  Total:                  1,028,356               81%

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

Item 14. Principal Accountant Fees and Services.

Audit Fees:

The fees billed by Kenne Ruan, CPA, P.C. for professional services rendered for auditing the Company’s annual financial statements for the fiscal year ended June 2010 were $1,500.

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

                                   USChina Channel Inc

 Dated: October 8, 2010             By: /s/ Andrew Chien

   ------------------------

     Andrew Chien, CEO, CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                   Title                   Date

/s/Andrew Chien                  CEO & CFO             October 8, 2010

Andrew Chien