Form 10-Q
period 2010-09-30
USChina Channel Inc
filed 2010-10-12
CIK 1367898

                           UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                            FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended: September 30, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  []  No  [x]

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date: 1,265,456 shares of common stock with par value of $0.001 per share outstanding as of October 11, 2010.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED September 30, 2010

                        Part I – FINANCIAL INFORMATION

     Page

Item 1. Financial Statements

        Balance Sheets

             3

        Statement of Operations

                         4

        Statement of Cash Flows

                         5

        Condensed Notes to Consolidated Financial Statement

             6

Item 2. Management's Discussion And Analysis Of Financial

        Condition And Results Of Operation

      12

Item 3. Quantitative And Qualitative Disclosure About Market Risk       14

Item 4T. Controls and Procedures

      14

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      14

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds      14

Item 3. Defaults Upon Senior Securities

      14

Item 4. Submission of Matters to a Vote of Security Holders

      14

Item 5. Other Information

      14

Item 6. Exhibits

      14


                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

USChina Channel INC.

Consolidated Balance Sheet

As of September 30 and June 30, 2010

	9/30/2010	6/30/2010

Cash	$ 32,424	$ 33,771

Total Current Asset	$ 32,424	$ 33,771
Investment
Property
Intangible Assets
Total Assets	$ 32,424	$ 33,771

Liability and Shareholders equity
Current Liability
Accounts payable
Loan from Officer

Total Liabilities

Shareholders' Equity
Common shares w/ par value $ 0.001
1,265,456 o/s of both	$ 1,265	$ 1,265
Additional paid-in capital	$ 170,023	$ 170,023
Deficit accumulated in development stage	$ (138,864)	$ (137,517)

Total Shareholders' Equity	$ 32,424	$ 33,771

Total Liabilities and Shareholders' Equity	$ 32,424	$ 33,771

USChina Channel INC.

Consolidated Statement of Operations

Three Months Ended September 30, 2010 and 2009 Periods

(Unaudited)

	Three Month	Three Month
	ended on	ended on
	9/30/2010	9/30/2009
Revenue	$ -	$ -

Gross Profits	$ -	$ -

Selling expenses	$ -	$ -
General and administration expenses	$ 1,400	$ 946
Research and development costs

Income (loss) from Operation	$ (1,400)	$ (946)

Other income (expenses)	$ -
Interests income (expenses)	$ 53	$ 107
Income tax	$ -

Net income (loss)	$ (1,347)	$ (839)

Eaning Per Share
Basic & Diluted	$ -	$ -

Weighted Average Number of Common Shares:
Basic & Diluted	1,265,456	1,220,556

USChina Channel INC.

Consolidated Statement of Cash Flows

Three Months Ended September 30, 2010 and 2009 Periods

 (Unaudited)

	Three Month	Three Month
	ended on	ended on
	9/30/2010	9/30/2009
Cash Flow from operating activities
Net Income (Loss)	$ (1,347)	$ (839)

Net cash provided by operating activity	$ (1,347)	$ (839)

Cash flows from investing activities
Cash flows from financing activities

Proceeds from sale of common stock
Loan from Officer
Loan payment to Officer
Net cash provided by financing activities

Net Increase(decrease) in Cash	$ (1,347)	$ (839)
Cash, beginning at the period	$ 33,770	$ 42,852
Cash, end at the period	$ 32,424	$ 42,013

Supplemental Cash Flow Information:
Interests (paid ) received:	$ 53	$ 107
Income Tax (paid ) received:

                          USChina Channel Inc.

                     NOTES TO FINANCIAL STATEMENTS

                             September 30, 2010

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying audited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for quarterly financial information, and with the rules and regulations of SEC to Form 10-Q and Article 8 of Regulation S-X.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at September 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended September 30, 2010.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2010.

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

3. GOING CONCERN

For the fiscal year ended September 30, 2010, the company has operation loss

$ 1,347. From inception till September 30, 2010, the Company has accumulated operating deficit of $138,864, and cash outflow over $47,000, and total cash financing of over $ 80,000. There is no guarantee that the Company will be able to generate revenue to get the positive cash flow at the foreseeable future. The continuous operating loss and necessary higher costs to keep public listing would still raise the doubt about the Company's ability to continue as a going concern. The Company will try to raise capital again. However, there is no guarantee that it will be successful.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Mr. Andrew Chien has provided the office and furniture without any charges.

6. INCOME TAXES

                                              As of September 30, 2010

Deferred tax assets:

     Net operating tax carry forwards             $ 138,864

     Other                                            0

     Valuation allowance                            138,864

     Net deferred tax assets                      $  (0)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

7. NET OPERATING LOSSES

As of September 30, 2010, the Company has a net operating loss carryforward of $ 138,864 including $ 1,347 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2010:

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

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. Management has raised funds through debt or equity offerings. On September 30, 2010, the Company has cash or shareholder’s equity of $ 32,424. Base on the capital size, we only can launch our services on a very small scale.

In a development stage company, management devotes most of its activities to develop a market for its business. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to secure market acceptance of its business plan and to generate significant revenue.

After the financial crisis, the service area for USA public and China operated companies has a lot of change. China has become the world's largest IPO Market in the first nine month of 2010, and the quick development of Chinese stock market makes USA market relative less attractive to Chinese operated companies. Although the accumulated number of Chinese operated companies listed in USA has over 500. The annually new listing Chinese companies for OTCBB has greatly reduced in past twelve months. Most companies are interested immediately financing, and wanted to list in NASDAQ, and they are reluctant to pay high front costs for USA public listing. On the other hand, some companies, whose stock traded in OTCBB for a couple of years, but without any financing, complained about the high auditing fee and other maintenance costs of the keeping public in USA. Some is willing to withdraw as OTCBB quoting in order to reduce the overhead costs.

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

We may change our business strategy. One consideration is to raise capital and then look for a high growth operating company in China or a develop stage company in USA to do the reverse merger, which may increase our shareholder value quickly. While we will do the best to find a proper candidate to consider the reverse merger, we continue to operate our own business. Even we would find the merger partner, the operation of USChina will separate into an independent entity.

Liquidity and Capital resources:

In the three months period ended on September 30, 2010, cash used on operation was $ 1,347 to pay the transfer agency fees, and other administrative costs. At the end of this period, the Company had $ 32,424 cash deposit.

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

                                USChina Channel Inc

 Dated: October 11, 2010          By: /s/ Andrew Chien

------------------------

  Andrew Chien, CEO, CFO

10