Form 10-K
period 2010-12-31
USChina Channel Inc
filed 2011-03-31
CIK 1367898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
[X ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from July 1, 2010 to December 31, 2010

USCHINA CHANNEL, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-53247	20-4854568
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2385 NW Executive Center Drive, Suite 100	33431
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(561) 981-6277

639 N.W. 38th Circle, Boca Raton, Florida 33431
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $0.001 per share
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ] No [X  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $233,100 on June 30, 2010.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 20,806,150 shares of common stock are issued and outstanding as of March 18, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” in this report:

•	Our operations which are based on the Shaoxing High School Control Arrangements which have a term of only 20 years.
•
Our reliance on contractual arrangements with Shaoxing High School and its shareholder for all of our China operations, which may not be as effective in providing operational control as direct ownership.

•	Potential conflicts of interest RGB Trading may have with us.
•	Possible investigations of the Shaoxing High School by regulatory agencies.
•	Adverse tax consequences of our contractual arrangements with Shaoxing High School and RGB Trading.
•	Our ability to obtain sufficient capital to fund our current operations and planned expansion strategy.
•	Our ability to continue to attract students to enroll in our programs.
•	Our ability to effectively manage our business expansion and increasingly complicated operations.
•	Our ability to implement our growth strategy and make strategic acquisitions and investments and to establish and maintain strategic relationships.
•	Our ability to successfully integrate businesses that we acquire.
•	Our ability to attract and retain senior management and other key personnel.
•	Our ability to adequately and promptly respond to changes in curriculum, testing materials and standards.
•	Our legal right to lease certain properties could be challenged by property owners or other third parties.
•	Our ability to comply with PRC laws and regulations which currently prohibit foreign ownership of elementary and middle schools for students in grades one to nine in the PRC.
•	Our ability to increase rates for tuition, accommodation and other fees due to regulation by the Chinese government.
•	It may be difficult for you to enforce any judgment obtained in the United States against our company, which may limit the remedies otherwise available to our shareholders.
•	Economic, legal restrictions and business conditions in China.
•	New labor laws in the PRC.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1.A. Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Change in Fiscal Year End

Effective December 31, 2010, we changed our fiscal year end from June 30 to December 31.  We have defined various periods that are covered in this report as follows:

•	“2010 transition period” — the six month period from July 1, 2010 through December 31, 2010.
•	“fiscal 2010” — July 1, 2009 through June 30, 2010.
•	“fiscal 2009” — July 1, 2008 through June 30, 2009.
•	“fiscal 2011” – January 1, 2011 through December 31, 2011.

In addition, when used in this report, the terms:

•	“USCC”, the “Company,” “we”, “us”, “ours,” and similar terms refers to USChina Channel, Inc., a Nevada corporation, and our subsidiaries.

•	“China Bull Holding” refers to China Bull Holding, Inc., a Nevada corporation and a wholly owned subsidiary of ours.

•	“China Education” refers to China Education Services, Ltd., a British Virgin Islands company and a wholly owned subsidiary of ours.

•
“Hangzhou Technology” refers to Hangzhou Kunjiang Education and Technology Co., Ltd., a limited liability company established under the laws of the People’s Republic of China (the “PRC”) and a wholly owned subsidiary of ours.

•	“RMB” refers to the Chinese Renminbi, the national currency of the PRC.

•
“Shaoxing High School” refers to Shaoxing China Textile City High School, a Chinese company established under the laws of the PRC and a company affiliated with us and consolidated in our financial statements.

List of Related Parties

We have specified the following persons and entities as related parties:

•	“China Direct” refers to China Direct Investments, Inc., a Florida corporation and a principal shareholder of our company.
•	“China Bull Management” refers to China Bull Management, Inc., a Nevada corporation which is controlled by Andrew Chien, our former CEO and a current director of ours.
•	“Invictus” refers to Invictus Advisory Associates, Inc., a Florida corporation and a shareholder of our company.
•
“RGB Trading” refers to Shaoxing Red Green Blue Trading Co., Ltd., a limited liability company established under the laws of the PRC which is the sole shareholder of Shaoxing High School and is wholly owned by Ruifeng Chen, formerly a shareholder of Hangzhou Technology.

•	“RGB Education” refers to Zhejiang Red Green Blue Education Group, Ltd., a limited liability company established under the laws of the PRC which is wholly owned by Ruifeng Chen.

OTHER PERTINENT INFORMATION

Our website is www.uschinachannel.net.  The information which appears on our website is not part of this report.

iii

PART I

ITEM 1.                      BUSINESS.

We operate the Shaoxing High School, a private primary education school for grades 7 through 12 in Shaoxing County located in the Zhejiang Province in China through contractual arrangements among China Education, Hangzhou Technology, and the Shaoxing High School. See “Business – Our History - Our Corporate Structure.”

Shaoxing High School offers unified national core curriculums such as Chinese, mathematics, physics, English, history, biology, and related primary courses. Established in 2002, Shaoxing High School operates on a 25 acre campus, offers 57 classes across six grades and is capable of accommodating up to 4,000 students.  After eight years of development, Shaoxing High School has approximately 2,800 students in enrollment and a staff of approximately 195 instructors, administrators and support staff.  The average tuition per student is RMB 12,000 (approximately US $1,800) per year.  The school’s primary income sources are tuition, school selection fee and dormitory fees.

Shaoxing High School has received numerous awards, including recognition as one of the best 100 Chinese Private Educational Schools in 2009 by the Federation of Chinese Educators, China Association of Private Educators, and China Association of Principals.  It was also recognized by the Shaoxing County Ministry of Education as an advance unit in 2007 and 2008 and in 2007, Shaoxing High School won first place in safety from the Shaoxing County Ministry of Education.   Lastly, Shaoxing High School has also been recognized by Nanchang Institute of Technology and the Guangdong ATV Professional Academy for Performing Arts for their educational achievements.

The Shaoxing High School campus is comprised of two academic buildings, one technology center, two student dormitories, and one cafeteria building totaling approximately 40,215 square meters of space.  The technology center includes a computer center that is equipped with approximately 200 computers and scientific labs used for biology, chemistry and physics. In addition, Shaoxing High School has a library, an auditorium, and fully functional music rooms.  It also has a gymnasium and an outdoor sports arena that includes a 400 meter track and field, six basketball courts and three tennis courts.

Shaoxing High School is configured with a wired local area network and the software and hardware of its facilities are configured in accordance with the provincial Ministry of Education standards.  Each of its classrooms is equipped with audio and visual multimedia equipment.  Shaoxing High School provides onsite campus security 24 hours a day to ensure the safety and security of its students and campus.

As of December 31, 2010, Shaoxing High School had approximately 137 full time teachers.  Shaoxing High School seeks to attract and retain talented teachers as they are largely the key to its success.  Over 98% of Shaoxing High School teachers have a bachelor’s degree or higher and approximately 30% of its teaching staff has more than 10 years of teaching experience.  Shaoxing High School also provides off campus housing to its faculty members.

Shaoxing High School enrollment has increased from approximately 300 students in 2002 to approximately 2,800 students as of the fall 2010 semester. All of its students live on campus. Approximately 94% of all the students are enrolled in high school courses (grades 10 through 12) and the remaining 6% are enrolled in middle school courses (grades 7 through 9).    We believe Shaoxing High School students have shown excellent academic performance and in 2009 its students achieved a 94.6% college acceptance rate.   In addition, many of its students have won awards at the national, provincial, and county levels.  In 2009, more than 20 individuals won top honor at the National Youth Championship Robot Competition and its robot team won first place in Zhejing province and fourth place at the national level.

Shaoxing High School future programs

 ESC 2+2 Program

Shaoxing High School plans to launch the ESC 2+2 Program for the fall 2011 semester.  This program is a two year Associate’s Degree program offered by the Empire State College (ESC) which is part of the State University of New York (SUNY) system. The ESC 2+2 Program is being offered in China in cooperation with the Beijing American Language College (BALC). Shaoxing High School has been approved by BALC to offer this program. The program is taught in the English language and only students who are fluent in English will be considered for participation.

The ESC 2+2 Program is offered to high school graduates and high school seniors.  First year courses of 36 units will be taught by local faculty selected and approved by SUNY Empire State College.  Second year courses of 28 units will be taught by SUNY Empire State College faculty from the United States. Once all 64 units are successfully completed, students will then receive an Associate’s Degree issued by the State University of New York.

Upon successful completion of the ESC 2+2 Program Associates Degree, students may apply for direct entry into the junior year of a four-year bachelor’s degree program in the United States at any of the SUNY colleges or other American college/university which accepts an Associate's Degree from an accredited university as a basis for admission.

 British A-Level Program

Shaoxing High School plans to begin offering British A-Level courses in the fall 2011 semester and expects to begin recruiting students for this program during 2011.

The British A-Level program is also known as the Cambridge International A-Level.  These college level courses are designed by the University of Cambridge.  The courses are taught in English in a wide range of subjects and are offered to high school students in more than 125 countries.  Cambridge International A- Level qualifications are widely recognized and valued by top universities worldwide. A Cambridge International A-Level certificate is accepted in universities throughout the United Kingdom and Europe.  It is also accepted towards up to one full year of advanced standing or credit at universities in the United States and Canada.

The Cambridge International A-Level courses are highly competitive.  Due to the stringent requirements of the courses, only top students with excellent English competency will be eligible to participate in this three year high school program.   Eligible students will be able to select from a wide selection of courses, including advanced math, physics, economics and computer sciences.  All of these courses will be taught according to Cambridge International A-Level standards and by highly skilled and trained teachers that have at least a master’s degree.  After the completion of each course, students will be required to take the unified exam that is administered by the University of Cambridge each year in June and January. Upon successful completion of this program, students will receive a University of Cambridge International A-Level certificate that can be accepted as entry qualifications or be applied towards college credit at universities worldwide including the UK, Europe, USA, Canada, Singapore and Australia.

Animation Project

We are in the early stages of developing an animation clinic and course around our joint development agreement with Hangzhou Pengtuo Animation Technology Co. Ltd. (“Hangzhou Pengtuo”) of a three dimensional animated cartoon. Under the terms of this five year agreement, which began on November 15, 2010, Hangzhou Pengtuo will be responsible for the overall development process including preliminary planning, animation, post processing and animation synthesis.  Hangzhou Technology will be responsible for marketing and promotion. Hangzhou Pengtuo will invest RMB 450,000 (approximately $68,000) and Hangzhou Technology invested RMB 950,000 (approximately $144,000) in the development portion of the project. Hangzhou Pengtuo expects to begin development of the cartoon in February 2011.  We have not determined when we plan to offer this animation clinic at our school.

Clubs and Competition

In addition to its core educational programs, students at Shaoxing High School are also encouraged to participate in various clubs and extracurricular activities that allow students to develop their own interests such as the debate club, robot club, various sports clubs, arts and music clubs.  Students in these clubs often compete at the county, provincial and national levels.

Education in China

Background on Private Education in China. The Chinese central government began to allow domestic private investment in education in the late 1970s as a way to aid areas where public educational resources were inadequate. In 1986, China passed the Compulsory Education Law, which mandated nine years of compulsory education (grades 1 through 9) and required that provincial and local governments take the necessary steps, including encouraging the private sector to invest in education and to ensure that all school-age children receive at least the required nine years of education. In 1997, the China State Council, which oversees the Ministry of Education, released the Rules for Social Force-Run Schools that encouraged the development of private education in China. In December 2002, the China Standing Committee of the National People's Congress passed the Non-State Education Promotion Law which permitted private Chinese individuals to earn reasonable profits from their investments in private education practices.

According to the Chinese Non-Government Education Reform and Development Survey Report (the “Survey Report”) issued by the Chinese Association for Non-Government Education in 2009, the private sector currently accounts for approximately 10% to 20% of student enrollment in the private education market across the levels of education from kindergarten to higher education and continuous training. Over the past three decades, the geographical coverage of the private sector has extended from its beginnings in Beijing, Shanghai, Guangdong, Zhejiang, and Henan to 34 provincial administrative regions nationwide.

Provincial and local governments in Zhejiang and Anhui provinces have explicitly encouraged the growth of private education and implemented favorable and flexible promotional policies in their regions. The measures include tax refunds, permission for vocational schools to independently determine tuition rates, grant of eligibility for favorable rates on land use rights, and promotional policies in the recruitment and compensation packages for the teachers of private schools, students admission, and bank credits. We believe that the market demand and government support have created a solid foundation for the private sector to prosper in the private education market. According to the Survey Report, Zhejiang Province private high school enrollment is 22% of overall high school enrollment compared to the Chinese national average of 10%. In Wuhu city of Anhui Province, the number of private kindergartens was about 90% of the total number of kindergartens in the city in 2007.

In June 2010, the Chinese government released the National Outline for Medium and Long-term Education Reform and Development 2010-2020 (the “2010 National Outline”). The 2010 National Outline recognizes the private sector as one important growth point in the Chinese education system in the coming decade and encourages the investment by private shareholders or jointly with public institutions to develop educational programs. The 2010 National Outline emphasizes that schools, students, and teachers in the private sector have equal legal status with their counterparts in the public sector and urges local governments to correct the disparity in their policies with private schools. In addition, the 2010 National Outline requests the public funding to support private educational programs and award outstanding organizations and personnel. The Chair of the Chinese Association for Non-Government Education Mr. Xiping Tao commented that the 2010 National Outline has created huge opportunities for private education by clearly defining its legitimate role in Chinese education system and providing favorable guiding policies for this sector.

Growth Strategy

Our growth strategy includes the following:

•	Identify for acquisition schools whose management, student population, and course offerings are similar to those of the Shaoxing High School and the other schools we are targeting for acquisition.
•
Plans to support the further growth of Shaoxing High School and the other schools we may acquire by sourcing and providing additional international educational programs which are based on associations between China and other nations, using a variety of pairing and cooperative education concepts.

•
Plans to develop and launch a brand name which can be used by the Shaoxing High School and the other schools we may to acquire as a means of offering students and parents an identifiable method of evaluating the programs, curriculum, and services provided by our schools.  Each of the brands we may seek to develop will have a unique identity and will define specific characteristics of each of our schools.   We expect to promote each brand using advertising and publicity within the region where the school is located.  No specific date has been established to launch our planned branding initiative.

•	Provide management oversight and supervision for each school we operate through experienced academic professionals we plan to hire.
•	Expand the geographic area in which we provide our course and program offerings to additional areas in the PRC.

Marketing and Student Recruitment

We market and recruit new students at Shaoxing High School primarily from the areas near this school through a network of recruiters, word-of-mouth referrals, advertising and an allocation of students from the local government. We believe prospective students are attracted to our school due to our high-quality educational programs, our numerous awards and the college acceptance rate of our graduates.

Management Agreement

In July 2002, Shaoxing High School entered into an education service agreement with RGB Education to provide education consulting, human resource and other supporting services specified by RGB Education during the period beginning August 1, 2002 through December 31, 2010.  In November 2010, the education service agreement was renewed for a 10 year period expiring on December 31, 2020 for an aggregate one-time service fee of RMB 10,000,000 (approximately $1,512,000) that was paid in December 2010. Under the terms of the education service agreement, RGB Education is responsible for organizing and arranging the hiring of personnel and additional services related to hiring each semester in consultation with Shaoxing High School. In addition, RGB Education has agreed to provide marketing and business development, teacher training, facilities management, security and transportation services under this agreement.

Competition

The Chinese education industry is becoming increasingly competitive.  Competition is typically within the communities they serve based on programs, reputation, ranking, teaching quality, location, campus environment, and tuition. There are other private and public educational institutions that offer similar programs and courses compared to those that we offer or expect to offer. We intend to distinguish ourselves from our competitors by offering programs tailored for students looking for intense preparation for higher education within the PRC and internationally, as well as the scope and quality of our curriculum and our reputation. We expect competition to intensify due to the continuation of privatization of the education industry in the PRC. There are no assurances we will be able to effectively compete in the future.

GOVERNMENT REGULATION

General Regulatory Environment.

We operate our business in the PRC under a legal regime consisting of the State Council, which is the highest authority of the executive branch of the PRC central government, and several ministries and agencies under its authority, including the State Administration for Industry and Commerce, or SAIC, the Ministry of Commerce, or MOFCOM, the State Administration of Foreign Exchange, or SAFE, and their respective authorized local counterparts. Education in the PRC is regulated by the Chinese central government mainly through the Ministry of Education. The Ministry of Education has branch offices across the PRC to oversee the education industry at the provincial, municipal and county levels, which together with the Ministry of Education (“MOE”) we refer to as the “Education Authorities.” These Education Authorities, together with other relevant government agencies, such as the Ministry of Civil Affairs (“MCA”) and Ministry of Labor and Social Security have promulgated rules and regulations relating to the establishment, licensing and operation of educational institutions, the licensing, administration and management of educational staff and the taxation of educational services and incomes. This section summarizes the principal PRC regulations relating to our business.

Operation of Private Schools.

Level of Approval

Pursuant to the Law of the People’s Republic of China on Promotion of Private Education promulgated by the Standing Committee of the Ninth National People’s Congress State Council of the PRC which became effective on September 1, 2003, and the Implementation Rules to the Law of the People’s Republic of China on Promotion of Private Education issued by the State Council which became effective on April 1, 2004, each Private School must obtain a private funded school education permit from the relevant Education Authority in order to conduct business as an education service provider. Private schools providing certifications, pre-school education, education for self-study aid and other academic education shall be subject to approval by the Education Authorities. The Education Authorities under the local PRC governments at or above the county level shall be responsible for the work relating to private schools of academic education in their own administrative region. The administrative departments for labor and social security and the relevant departments under the local PRC governments at or above the county level are responsible for the work relating to private schools of non-academic education which means occupational qualification training and occupational skill training within the scope of their duties. For degree education, (i) establishment of colleges is preliminarily examined by Education Authorities at the provincial level, and then is examined and approved by the government of the provincial level; (ii) establishment of universities for bachelor or higher degrees is preliminarily examined by Education Authorities of the provincial level, and then is examined and approved by MOE; (iii) establishment of senior high schools, vocational middle schools and technical secondary schools is preliminarily examined by Education Authorities at the county level, and then is examined and approved by educational authorities at the municipal level and delivered to the government of the municipal level and educational authorities of the provincial level for reference; (iv) establishment of junior middle schools and primary schools is examined and approved by Education Authorities at the county level and delivered to Education Authorities at the municipal level for reference. A duly approved private school will be granted a permit for operating a private school, and shall be registered with the MCA or its local counterparts as a privately run non-enterprise institution. Shaoxing High School has obtained the required permit to operate a private school and has been registered with the relevant local counterpart of the MCA.

Expansion of Business

Pursuant to the Implementation Rules to the Law of the People’s Republic of China on Promotion of Private Education issued by the State Council in 2004, private schools and government-run schools shall share equal legal status, and the State Council safeguards the autonomy of the private schools. The State Council also protects the lawful rights and interests of the sponsors, principals, teachers and staff members of private schools. Prospectors and advertisements of private schools shall be approved by relevant examination and approval authorities. And upon the approval of its prospectors and advertisements, the private school enjoys its independent right of recruiting students and enjoys the equal recruiting right as government-run schools of the same kind. The private schools may make plans on the scope, standard and method of recruiting students independently. Private schools shall abide by the relevant regulations with respect to recruiting college-level or above students. In addition, operation of a private school is highly regulated. For example, the types and amounts of fees charged by a private school providing certifications shall be approved by the governmental pricing authority and be publicly disclosed. Consequently, while a private school has some discretionary power to expand its business, it must abide by a procedure under which any increase in recruitment of students or increase in fees must be approved in advance by the relevant Education Authorities.

Levels and Grades of Schools

Subject to the Education Law of the People’s Republic of China issued by the eighth National People’s Congress in 1995, schools of the basic education system are divided into four levels including infant school education, primary education, secondary education and higher education. Accordingly, based on the four levels, there are the following kinds of schools: nursery school, primary school, junior middle school, senior high school, and university. Nursery school, primary school and junior middle school represent compulsory education. With respect to universities, there are several kinds of college degrees: bachelor’s degree, master’s degree and doctorate degree. For different levels of private schools, there are different approval authorities. The State Council and all local government agencies at different levels supervise and manage the educational work according to the principle of management by different levels and division of labor with individual responsibility. Secondary and lower education are managed by the local government agencies under the leadership of the State Council. Higher education shall be managed by the State Council and the PRC government of the province, autonomous region or municipality directly under the central government. Besides the basic education system, the state adopts a vocational education system and an adult education system. The Education Authorities at different levels, relevant administrative departments, enterprises and institutions shall adopt measures to develop and ensure for citizens vocational school education or vocational training in various forms. Meanwhile, no organization or individual may establish or operate a school or any other institution of education for profit-making purposes. However, private schools may be operated for “reasonable returns,” and are subject to income taxes.

School Privatization

The Law for Promoting Private Education (2003) became effective on September 1, 2003, and the Implementation Rules for the Law for Promoting Private Education (2004) became effective on April 1, 2004. Under this law and these regulations, “private schools” are defined as schools established by social organizations or individuals using non-government funds. In addition, private schools providing certifications, pre-school education, education for self-study aid and other academic education shall be subject to approval by the education authorities, while private schools engaging in occupational qualification training and occupational skill training shall be subject to approvals from the authorities in charge of labor and social welfare. A duly approved private school will be granted a Private School Operation License by local or provincial-level counterparts of the MOE for operating a private school, and shall be registered with the local or provincial-level counterparts of the MCA as a privately run non-enterprise institution and be issued a Private Non-enterprise Organization Registration Certificate. The duration of Shaoxing High School’s Private School Operation License is for a period of one year and the duration of Shaoxing High School’s Private Non-enterprise Organization Registration Certificate is for a period of 4 years and expires in December 2013.

Under the law and regulations discussed above, private schools have the same status as public schools, though private schools are prohibited from providing military, police, political and other kinds of education which are of a specialized nature. Government-run schools that provide compulsory education are not permitted to be converted into private schools. In addition, the operation of a private school is highly regulated. For example, the items and criteria of fees charged by a private school on those students receiving degree education need to be approved by the governmental pricing authority and is required to be publicly disclosed.

Special tax rules applicable to preferential tax treatment and non-preferential tax treatment for privately-run schools are also applicable to private schools.

Private schools are divided into three categories: private schools established with donated funds; private schools that require reasonable returns and private schools that do not require reasonable returns.

The Law of the People’s Republic of China on Promotion of Private Schools prescribes principally that private schools enjoy the preferential tax treatment polices regulated by the state.  The Implementation Rules to the Law of the People’s Republic of China on Promotion of Private Schools prescribes further that the private schools established by donation and the private schools whose investors do not ask for reasonable rewards of investment may enjoy the same preferential tax and other preferential treatments as the government-run schools. For private schools whose investors ask for reasonable rewards of investment, its preferential tax treatment policies are jointly formulated by the Finance department, Tax department and other related administrative departments of the State Council. To date, however, no regulations have been promulgated by the relevant authorities in this regard.

Notwithstanding whether a school is state or privately-owned, the preferential local tax treatments include: business tax, urban maintenance and construction tax, extra charges for education, enterprise income tax, house property tax, deed tax, land-use tax of cities and towns, and a stamp tax.

1. With respect to the business tax and enterprise income tax, the following are exempted from the applicable business or income tax: (i) the proceeds from educational services provided by a degree educational school; (ii) the proceeds from students working during the school term; (iii) the proceeds from technology development, technology transfer or relevant technological consultant or services provided by school; (iv) the proceeds from caring services provided by a kindergarten or nursing school; (v) the proceeds from further-study classes or training classes held by a government-run preliminary school, secondary school or higher school (not including subordinate enterprises); (vi) the proceeds from the operation of an enterprise owned wholly by a government-run vocational school, and for the proceeds from the operation of an enterprise owned by a privately-run vocational school; (vii) donation to education careers from a taxpayer contributed through non-profit social entities or state organs; (viii) the proceeds from an educational institution in accordance with regulations of non-profit income under Enterprise Income Tax Law; and (ix) individual income tax derived from interest of savings deposit of education.

2. With respect to the house property tax, land-use tax of cities and towns, stamp tax, the following are exempted from these taxes: (i) house or land of all kinds of schools, kindergartens or nursing schools invested by state or enterprises; and (ii) the writing papers signed by property owners to denote the property to schools.

3. With respect to farm land occupation tax: the farm land approved for schools or nursing schools will be exempted from farm land occupation tax.

Shaoxing High School is registered as a private school that does not require reasonable returns.  Therefore it is exempt from business income tax.

Organizations and Activities of Private Schools

According to the Law of the People’s Republic of China on Promotion of Private schools, a private school shall set up an executive council, a board of directors or other forms of decision-making bodies of the school.

The executive council or the board of directors of the school shall be composed of the sponsors or their representatives, the principal, and the representatives of the teachers and staff members. More than one-third of the council members or directors shall, at least, have five years’ education or teaching experience each. The executive council or the board of directors of the school shall be composed of not less than five persons, with one of them serving as chairman of the council or board. The list of the names of the chairman and members of the council or the chairman of the board and directors shall be submitted to the examination and approval authority for the record.

The executive council or the board of directors of a school shall exercise the following functions and powers: (i) to appoint and dismiss the principal; (ii) to amend the articles of association of the school and formulate rules and regulations of the school; (iii) to make development plans and approve annual work plans; (iv) to raise funds for running the school, and examine and verify the budgets and final accounts; (v) to decide on the size and the wage standards of the teachers and staff members; (vi) to decide on the division, merging and termination of the school; and (vii) to decide on other important matters.

The chairman of the executive council or the board of directors or the principal of a private school shall serve as the legal representative of the school. A private school shall, in reference to the qualifications for the principal of a government-run school of the same grade and category, appoint its principal, and the age limit may appropriately be extended both ways, and the appointment shall be reported to the examination and approval authority for verification and approval.

The principal of a private school shall be in charge of education, teaching and administration of the school, and exercise the following functions and powers: (i) to carry out the decisions made by the executive council, board of directors or any other form of decision-making body; (ii) to put into execution the development plans, draw up the annual work plans and financial budgets, and formulate the rules and regulations of the school; (iii) to appoint and dismiss staff members of the school, and give rewards and impose punishments; (iv) to make arrangements for education, teaching and scientific research and ensure the quality of education and teaching; (v) to be responsible for the daily work of school administration; and (vi) other powers delegated by the executive council, the board of directors or any other form of decision-making body of the school.

A private school may, on the basis of relevant classifications, the length of schooling and academic performance and in accordance with the relevant regulations of the State, issue academic credentials, certificates for completing a course or qualification certificates of training to the students it enrolls. Students who receive training in vocational skills may be awarded vocational qualification certificates of the State when they are considered qualified by the vocational skills appraisal authority approved by the State. A private school shall, in accordance with law, ensure that the teachers and staff members participate in democratic management and supervision through the representative assembly of the teachers and staff members with the teachers as the main body, or through other forms. Teachers and staff members of a private school shall, in accordance with the Trade Union Law, have the right to form trade union organizations to protect their lawful rights and interests. We believe that Shaoxing High School currently operates in compliance with these regulations.

Foreign Investment in Education Service Industry.

According to the Foreign Investment Industries Guidance Catalog, or Foreign Investment Catalog, which was amended and promulgated by the National Development and Reform Commission, or NDRC, and the MOFCOM on October 31, 2007 and became effective on December 1, 2007, foreign investment is encouraged to participate in higher education. Senior high school education in grades 10-12 is a restricted industry. The foreign investment in higher education and senior high school education has to take the form of a Sino-foreign equity or cooperative joint venture. Foreign investment is banned from compulsory education, which means grades 1-9. Foreign investment is allowed to invest in after-school tutoring services and training services which do not grant diplomas.

In June 2010, the Chinese government released the National Outline for Medium and Long-term Education Reform and Development (2010-2020). The 2010 National Outline recognizes the private sector as one important growth point in the Chinese education system in the coming decade and encourages the investment by private shareholders or jointly with public institutions to develop educational programs. The 2010 National Outline emphasizes that schools, students, and teachers in the private sector have equal legal status with the counterparts in the public sector and urges local governments to correct the disparity in their policies with private schools. In addition, the 2010 National Outline requests the public funding to support private educational programs and reward outstanding organizations and personnel.

We conduct our education business in the PRC primarily through contractual arrangements among our subsidiaries in the PRC and Shaoxing High School, a PRC domestic entity that holds the requisite licenses and permits necessary to operate its school. We believe our contractual arrangements comply with all relevant PRC laws regulating the education industry.

 Regulations on Chinese-foreign Cooperation in Operating Schools.

Chinese-foreign cooperation in operating schools or training programs is specifically governed by the Regulations on Operating Chinese-foreign Schools, promulgated by the State Council in 2003 and the Implementing Rules for the Regulations on Operating Chinese-foreign Schools, or the Implementing Rules, which were issued by the MOE in 2004.

The regulations on Operating Chinese-foreign Schools and its Implementing Rules encourage substantive cooperation between overseas educational organizations with relevant qualifications and experience in providing high-quality education and Chinese educational organizations to jointly operate various types of schools in the PRC, with such cooperation in the areas of higher education and occupational education being encouraged. Chinese-foreign cooperative schools are not permitted, however, to engage in compulsory education and military, police, political and other kinds of education that are of a special nature in the PRC.

Permits for Chinese-foreign Cooperation in Operating Schools shall be obtained from the relevant education authorities or from the authorities that regulate labor and social welfare in the PRC.

Our contractual arrangements with Shaoxing High School have not been approved by the Beijing Commission of Education.

Regulation of Foreign Exchange.

The PRC government imposes restrictions on the convertibility of the RMB and on the collection and use of foreign currency by PRC entities. Under current regulations, the RMB is convertible for current account transactions, which include dividend distributions, and the import and export of goods and services. Conversion of RMB into foreign currency and foreign currency into RMB for capital account transactions, such as direct investment, portfolio investment and loans, however, is still generally subject to the prior approval of or registration with SAFE.

Under current PRC regulations, foreign-invested enterprises such as our PRC subsidiaries are required to apply to SAFE for a Foreign Exchange Registration Certificate for Foreign-Invested Enterprise. With such a certificate (which is subject to review and renewal by SAFE on an annual basis), a foreign-invested enterprise may open foreign exchange bank accounts at banks authorized to conduct foreign exchange business by SAFE and may buy, sell and remit foreign exchange through such banks, subject to documentation and approval requirements. Foreign-invested enterprises are required to open and maintain separate foreign exchange accounts for capital account transactions and current account transactions. In addition, there are restrictions on the amount of foreign currency that foreign-invested enterprises may retain in such accounts.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Circular 75, which became effective as of November 1, 2005. According to SAFE Circular 75, prior to establishing or assuming control of an offshore company for the purpose of financing that offshore company with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete certain overseas investment foreign exchange registration procedures with the relevant local SAFE branch. An amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either (i) the injection of equity interests or assets of an onshore enterprise to the offshore company or (ii) the completion of any overseas fund-raising by such offshore company. An amendment to the registration with the local SAFE branch is also required to be filed by such PRC resident when there is any material change involving a change in the capital of the offshore company, such as (i) an increase or decrease in its capital, (ii) a transfer or swap of shares, (iii) a merger or division, (iv) a long-term equity or debt investment or (v) the creation of any security interests.

SAFE Circular 75 applies retroactively. As a result, PRC residents who established or acquired control of offshore companies that made onshore investments in the PRC in the past were required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. Under SAFE Circular 75, failure to comply with the registration procedures may result in restrictions on the relevant onshore entity, including restrictions on the payment of dividends and other distributions to its offshore parent or affiliate and restrictions on the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under the PRC foreign exchange administration regulations.

As a U.S. company, we are considered a foreign entity in the PRC. If we purchase the assets or equity interests of a PRC company owned by PRC residents in exchange for our equity interests, such PRC residents will be subject to the registration procedures described in SAFE Circular 75. Moreover, PRC residents who are beneficial holders of our shares are required to register with SAFE in connection with their investment in us.

In addition, on August 8, 2006, six PRC regulatory authorities, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the CSRC and SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rules, which became effective on September 8, 2006. This regulation, among other things, includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings by special purpose vehicles. The CSRC approval procedures require the filing of a number of documents with the CSRC and it would take several months to complete the approval process.

Regulations on Dividend Distribution.

The principal regulations governing dividend distributions by wholly foreign-owned enterprises and Sino-foreign equity joint ventures include:

•	Wholly Foreign-Owned Enterprise Law (1986), as amended;
•	Wholly Foreign-Owned Enterprise Law Implementing Rules (1990), as amended;
•	Sino-foreign Equity Joint Venture Enterprise Law (1979), as amended; and
•	Sino-foreign Equity Joint Venture Enterprise Law Implementing Rules (1983), as amended.

Under these regulations, wholly foreign-owned enterprises and Sino-foreign equity joint ventures in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, these foreign-invested enterprises are required to set aside certain amounts of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends.

Regulation of Overseas Listings.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission (“CSRC”), promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006 and was amended by the MOFCOM on June 22, 2009. This regulation, among other things, has certain provisions that require offshore special purpose vehicles, or SPVs, formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

There remains some uncertainty as to how this regulation will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that the CSRC’s approval is required in connection with our acquisition of Shaoxing High School, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, restrict or prohibit payment or remittance of dividends by our PRC subsidiaries to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

SAFE Regulations on Employee Share Options.

On March 28, 2007, SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Share Holding Plan or Share Option Plan of Overseas Listed Company, or the Share Option Rule. The purpose of the Share Option Rule is to regulate foreign exchange administration of PRC domestic individuals who participate in employee share holding plans and share option plans of overseas listed companies. According to the Share Option Rule, if a PRC domestic individual participates in any employee share holding plan or share option plan of an overseas listed company, a PRC domestic agent or the PRC subsidiary of such overseas listed company is required to, among others things, file, on behalf of such individual, an application with SAFE to obtain approval for an annual quota with respect to the purchase of foreign exchange in connection with share holding or share option exercises as PRC domestic individuals may not directly use overseas funds to purchase shares or exercise share options. Concurrently with the filing of such application with SAFE, the PRC subsidiary shall obtain approval from SAFE to open a special foreign exchange account at a PRC domestic bank to hold the funds required in connection with the share purchase or option exercise, any returned principal or profits from sales of shares, any dividends issued on the shares and any other income or expenditures approved by SAFE. The PRC subsidiary is also required to obtain approval from SAFE to open an overseas special foreign exchange account at an overseas bank to hold overseas funds used in connection with any share purchase or option exercise. All proceeds obtained by PRC domestic individuals from sales of shares shall be remitted back to the PRC after relevant overseas expenses are deducted. The foreign exchange proceeds from these sales can be converted into RMB or transferred to such individuals’ foreign exchange savings account after the proceeds have been remitted back to the special foreign exchange account opened at the PRC domestic bank. If the share option is exercised in a cashless exercise, the PRC domestic individuals are required to remit the proceeds to the special foreign exchange account.

We do not currently have any share option plans. Although further clarification is required as to how the Share Option Rule will be interpreted or implemented, we believe that if we were to adopt such a plan, we and our PRC employees who have been granted share options will be subject to the Share Option Rule when our company becomes an overseas listed company. If we or our PRC employees fail to comply with the Share Option Rule, we and/or our PRC employees may face sanctions imposed by foreign exchange authority or any other PRC government authorities.

In addition, the State Administration of Taxation has recently issued circulars concerning employee share options. Under these circulars, our employees working in the PRC who exercise share options will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents relating to employee share options with relevant tax authorities and withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay and we fail to withhold their income taxes, we may face sanctions imposed by tax authorities or other PRC government authorities.

Employees

As of December 31, 2010, we had one part-time employee and Shaoxing High School had approximately 195 full-time employees. Other than Mr. Mason, our CEO, all of Shaoxing High School’s employees are located in the PRC.  In addition to providing off-campus housing for Shaoxing High School’s faculty, under the laws of the PRC, Shaoxing High School is required to contribute a portion of the total salaries of its employees located in the PRC to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.   We expect the amount of Shaoxing High School’s contribution to the government’s social insurance funds to increase in the future as it expands its workforce and operations.

Our History

We were incorporated in the state of Nevada on April 26, 2006.  In March 2010 we formed USChina Taiwan, Inc., a Nevada corporation, for the purpose of providing management consulting services to the small or medium sized private companies in Taiwan.  In March 2010 we entered into an agreement with Mr. Ching-Sang Hong under which he purchased 90% of the stock in USChina Taiwan, Inc. from us for $1,225 and the agreement that he would operate the subsidiary providing consulting services in Taiwan.  We subsequently distributed the remaining 10% of USChina Taiwan, Inc. to our shareholders as a dividend.

On December 31, 2010 we acquired China Education as discussed further below.  China Education was formed on November 23, 2010 under the laws of the British Virgin Islands. On November 25, 2010, China Education acquired 100% of the equity interest in Hangzhou Technology from its shareholders Jinjin Ye and Ruifeng Chen for RMB 1,000,000 (approximately $151,000).

Hangzhou Technology, our principal operating subsidiary in the PRC, was established as a private limited liability company under the laws of the PRC in November 2010. China Education acquired 100% of the equity interest in Hangzhou Technology on November 25, 2010 from its shareholders, Jinjin Ye who owned 80% and Ruifeng Chen who owned 20% of Hangzhou Technology, respectively, by agreeing to pay Ms. Ye RMB 800,000 and Mr. Chen RMB 200,000 (a total of RMB 1,000,000 or approximately $152,000) (the “Hangzhou Technology Purchase Price”). The Hangzhou Technology Purchase Price was equal to the total RMB 1,000,000 capital contribution by the shareholders of Hangzhou Technology. The Hangzhou Technology Purchase Price is due: 20% on December 2, 2010, 70% within 15 days after completion of the governmental registration of the equity transfer and the remaining 10% shall be paid within 2 years of the completion of equity transfer registration. Hangzhou Technology and China Education conduct their business in the PRC through contractual arrangements with the Shaoxing High School as discussed further below.

The Share Exchange Agreement and Related Transactions

On December 31, 2010, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) among us, Andrew Chien, China Education and its shareholders, Invictus and RGB Trading who owned 100% of the outstanding shares of China Education (the “China Education Shareholders”).

Under the Share Exchange Agreement, we exchanged 14,800,000 shares of our common stock representing 92.1% of our then outstanding common stock, subsequent to the exchange, for 100% of the issued and outstanding common stock of China Education (the “Share Exchange”). As a result of the consummation of the Share Exchange, China Education became a wholly-owned subsidiary of the Company.  Also, in connection with the acquisition of China Education, we entered into a Consulting Agreement dated December 31, 2010 with China Direct for services provide to us in connection with this acquisition.  We issued China Direct 4,740,694 shares of our common stock as compensation for these services.

On December 31, 2010, Joel Mason was appointed as a member of our Board of Directors, our Chief Executive Officer and our Chief Financial Officer in connection with our acquisition of China Education.  Andrew Chien, our founder resigned his positions with us as Chief Executive Officer and Chief Financial Officer on December 31, 2010, but remains a member of our Board of Directors.

Prior to completion of the acquisition of China Education on December 31, 2010, we transferred all of our assets and liabilities to our wholly-owned subsidiary, China Bull Holdings, Inc. and appointed Andrew Chien as general manager of this company.  In addition, China Bull Holdings entered into a management agreement with China Bull Management to manage all aspects of the operations of China Bull Holdings.  Andrew Chien is a principal shareholder of China Bull Management.  We distributed 1,265,456 shares of the common stock of China Bull Management to our shareholders of record on December 31, 2010 as a dividend as authorized by our board of directors on December 21, 2010.

On December 31, 2010, Invictus entered into a consulting and management agreement on our behalf with China Direct whereby China Direct agreed to perform certain consulting and business advisory services for us, including advising us on financing matters, assistance with acquisitions, and coordination of Securities and Exchange Commission (“SEC”) filings.  The term of the agreement is for one year, beginning January 1, 2011.  As compensation for China Direct’s services under this agreement, Invictus agreed to transfer 200,000 shares of our common stock it previously received in the Share Exchange. The 200,000 shares to be issued to China Direct were valued at $210,000.  In addition, Invictus agreed to transfer an additional 400,000 shares of our common stock under this agreement as a bonus for China Direct’s work in connection with our acquisition of China Education.

Our Corporate Structure

The following diagram illustrates our corporate structure showing our subsidiaries and VIEs and the place of incorporation of each named entity as of December 31, 2010.

Due to PRC regulatory restrictions on foreign investments in education for students in grades one to 12, we conduct our business in the PRC through contractual arrangements among China Education, Hangzhou Technology, and the Shaoxing High School, which is owned by RGB Trading. Shaoxing High School is treated as a variable interest entity in which we do not have direct or controlling equity interest but whose historical financial results have been consolidated in our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP).

Hangzhou Technology and the Shaoxing High School are the principal operating entities for our business operations within the PRC. Their functional currency is the Chinese Renminbi.

China Education and Hangzhou Technology have entered into a series of contractual arrangements with the Shaoxing High School and its shareholder RGB Trading that enable us to:

•
Exercise effective control over the Shaoxing High School by having its shareholder pledge 100% of its equity interest in the Shaoxing High School to China Education and entrust all the rights to exercise its voting power over its ownership to China Education. There is no limitation on China Education’s rights to exercise the voting power over the Shaoxing High School or to obtain and dispose of the pledged equity interest in the Shaoxing High School by exercise of its call option or share pledge. China Education’s rights to obtain and dispose of the pledged equity interests in the Shaoxing High School by exercise of its call option or share pledge are subject to China Education’s designating other PRC persons or entities to acquire the pledged equity interests in order not to violate PRC laws that prohibit or restrict foreign ownership in middle and high schools in China;

•
Receive 65% of the Shaoxing High School’s pre-tax profits (90% if no taxes are paid) in consideration for technical support, marketing and management consulting services provided by Hangzhou Technology to the Shaoxing High School; and

•
Have an exclusive option to purchase all or part of the equity interests in the Shaoxing High School and all or part of the equity interest in its subsidiaries, as well as all or part of the assets of the Shaoxing High School, in each case when and to the extent permitted by applicable PRC law.

Accordingly, we treat the Shaoxing High School as variable interest entity and consolidate its assets, liabilities and financial results in our financial statements effective as of the date of our acquisition of China Education in accordance with U.S. GAAP. The Shaoxing High School holds the requisite licenses and permits necessary to conduct our education business in the PRC and operates a middle and high school in Shaoxing County of Zhejiang Province in the PRC.

Agreements that provide effective control over the Shaoxing High School

We have entered into a series of agreements with the Shaoxing High School and its shareholder RGB Trading. These agreements provide us with substantial ability to control the Shaoxing High School, and we have obtained an option to purchase all of the equity interests of the Shaoxing High School. These agreements include:

Share Pledge Agreement.    Pursuant to the share pledge agreement, dated November 25, 2010, among Hangzhou Technology and RGB Trading, the sole shareholder of the Shaoxing High School, RGB Trading pledged all of its equity interest in the Shaoxing High School to Hangzhou Technology to secure the performance of the Shaoxing High School under an exclusive cooperation agreement, dated November 25, 2010, between Hangzhou Technology and the Shaoxing High School as described below. RGB Trading also agreed not to transfer, dispose of or otherwise directly or indirectly create any encumbrance over its equity interest in the Shaoxing High School, or take any actions that may reduce the value of its equity interest in the Shaoxing High School without the prior written consent of Hangzhou Technology.

Call Option Agreement.    Pursuant to the call option agreement dated November 25, 2010 between RGB Trading as the sole shareholder of the Shaoxing High School, China Education or its designee has an option to purchase from RGB Trading, to the extent permitted under PRC laws, all or part of its equity interest in the Shaoxing High School in one or more installments in exchange for the issuance of 4,000 shares of China Education upon execution of the call option agreement. China Education or its designee shall have sole discretion to decide when to exercise the option, whether in part or in full. Currently, we do not expect to exercise such option in the foreseeable future.

Power of Attorney.    Pursuant to the power of attorney dated November 25, 2010, RGB Trading irrevocably entrusted all the rights to exercise its voting power of the Shaoxing High School to China Education for an indefinite period of time.

Agreements that transfer economic benefits to us from the Shaoxing High School

Exclusive Cooperation Agreement.    Pursuant to the exclusive cooperation agreement, dated November 25, 2010, among Hangzhou Technology, the Shaoxing High School and RGB Trading, Hangzhou Technology has the exclusive right to provide to the Shaoxing High School technical and systems support, marketing consulting services, training for technical personnel and technical consulting services and to lend the Shaoxing High School funds from its fees under this agreement.  As payment for these services, the Shaoxing High School has agreed to pay Hangzhou Technology a service fee equal to 65% the Shaoxing High School’s pre-tax profit (90% if there are no taxes due). The initial term of this agreement is 20 years and the term can be renewed upon expiration. Hangzhou Technology has the unilateral right to adjust the level of the service fee based on the level of operations at the Shaoxing High School.  The agreement can be terminated by mutual agreement, by written notice from the non-breaching party upon a breaching party’s failure to cure its breach, or by either party’s written notice upon non-performance of the agreement for 30 days except as a result of any force majeure. We have not received any payment of service fees contemplated by this agreement.

From time to time we refer to the Exclusive Cooperation Agreement, the Share Pledge Agreement, the Call Option Agreement and the Power of Attorney as the “Shaoxing High School Control Agreements.”

ITEM 1A.                      RISK FACTORS

You should carefully consider the risks described below and all other information contained in this report before making an investment decision. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you may lose part or all of your investment. This report also contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risks described below and elsewhere in this report.

Risks related to our corporate structure

We do not have any operations other than those pursuant to the Shaoxing High School Control Arrangements. The term of those agreements expire in December 2030 and there are no assurances those agreements will be renewed.

We are currently not engaged in any business or operations other than those pursuant to the terms of the various Shaoxing High School Control Agreements. While there is commonality of management and ownership between our company and the Shaoxing High School, we are separate legal entities and the Shaoxing High School is not our legal subsidiary.  We are completely dependent on the Shaoxing High School Control Agreements and we do not generate any revenues and have no assets. All of the Shaoxing High School’s assets and operations are located in the PRC. The Shaoxing High School Control Agreements are subject to enforcement under the laws of the PRC. We cannot assure you, however, that we will be able to enforce these contracts. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in December 2030 and there are no assurances these agreements will be renewed. If the Shaoxing High School Control Agreements are not renewed or are significantly modified, unless we have developed an independent business or operations related to activities which are not associated with the Shaoxing High School, of which there are no assurances, we will in all likelihood be forced to cease our operations.

We rely on contractual arrangements with Shaoxing High School and its shareholder RGB Trading for all of our PRC operations, which may not be as effective in providing operational control as direct ownership.

We have relied and expect to continue to rely on the Shaoxing High School Control Agreements to operate our education business. These contractual arrangements may not be as effective in providing us with control over Shaoxing High School as direct ownership. If we had direct ownership of Shaoxing High School, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Shaoxing High School, which could affect changes, subject to any applicable fiduciary duties, at the management level. As a legal matter, if Shaoxing High School or its shareholder fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend significant resources to enforce such arrangements. We may also rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, but these remedies may not be effective. For example, if the shareholder of Shaoxing High School were to refuse to transfer its equity interest in Shaoxing High School to us or our designee when we exercise the call option pursuant to the call option agreement, or if it were otherwise to act in bad faith toward us, then we may have to take legal action to compel it to fulfill its contractual obligations. In addition, we may not be able to renew these contracts with Shaoxing High School and/or its shareholders.

Furthermore, these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC may not be as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our affiliated entities, and our ability to conduct our business would be materially adversely affected.

RGB Trading, RGB Education and their shareholders may have potential conflicts of interest with us, which may harm our business and financial condition.

The shareholder of Shaoxing High School, RGB Trading owns the land and buildings leased by Shaoxing High School it uses to operate its school. In addition, RGB Education provides certain consulting, human resource and other supporting services to Shaoxing High School under a November 2010 education service agreement it entered into with Shaoxing High School. Since Shaoxing High School has made substantial prepayments to RGB Trading under these agreements as described in this report, conflicts of interest between their dual roles may arise.  We cannot assure you that when conflicts of interest arise, RGB Trading or RGB Education will act in the best interests of our company or that conflicts of interest will be resolved in our favor. In addition, RGB Trading may breach or cause Shaoxing High School to breach or refuse to renew the existing contractual arrangements that allow us to effectively control Shaoxing High School and to receive its economic benefits and the lease agreement which allows Shaoxing High School to operate its school. . Currently, we do not have existing arrangements to address potential conflicts of interest between these entities, individuals and our company. We rely on RGB Trading and RGB Education to abide by the laws of the PRC which provides that directors owe a fiduciary duty to the company, which requires them to act in good faith and in the best interests of the company and not to use their positions for personal gain. If we cannot resolve any conflicts of interest or disputes between us and RGB Trading and RGB Education, we would have to rely on legal proceedings, which could result in disruption of our business and substantial uncertainty as to the outcome of any such legal proceedings.

Regulatory agencies may commence investigations of the Shaoxing High School controlled and operated by Hangzhou Technology. If the results of the investigations are unfavorable to us, we may be subject to fines, penalties, injunctions or other censure that could have an adverse impact on our reputation and results of operations.

As the operations of Shaoxing High School are heavily regulated in the PRC, this school and companies that we or our subsidiaries may acquire or establish in the future may be subject from time to time to inspections and investigations, claims of non-compliance or lawsuits by governmental agencies, which may allege statutory violations, regulatory infractions or other causes of action. If the results of any such investigations or lawsuits are unfavorable to us, we may be subject to fines, penalties, injunctions or other censure that could have an adverse impact on our reputation and results of operations. Even if we adequately address the issues raised by a government investigation, we may have to devote significant financial and management resources to resolve these issues, which could have a material adverse effect on our business.

Contractual arrangements we have entered into among our subsidiaries and Shaoxing High School and RGB Trading may result in adverse tax consequences to us; such arrangements may be subject to scrutiny by the PRC tax authorities and a finding that we or Shaoxing High School and RGB Trading owe additional taxes could substantially reduce our consolidated net income and the value of your investment.

Under PRC laws and regulations, arrangements and transactions among related parties should be priced on an arm’s length basis and may be subject to audit or challenge by the PRC tax authorities. We could face material adverse tax consequences if the PRC tax authorities determine that the contractual arrangements between the Shaoxing High School, RGB Trading and Hangzhou Technology  do not represent an arm’s-length price and adjust Shaoxing High School’ income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in increased tax liabilities for Shaoxing High School for PRC tax purposes. To date, similar contractual arrangements have been used by a number of other public companies and, to our knowledge, the PRC tax authorities have not imposed any material penalties on those companies. However, we cannot assure you that such penalties will not be imposed on any other companies or us in the future. Our consolidated net income may be harmed if our affiliated entities’ tax liabilities increase or if they are found to be subject to additional taxes, late payment fees or other penalties.

Risks related to our business and industry

We may not be able to obtain sufficient capital to fund our current operations and planned expansion strategy and may be forced to limit the scope of our growth strategy.

Our ability to implement our growth strategy is dependent on our ability to raise additional capital.  Because we have only recently completed the acquisition of China Education and do not have a history of operations our ability to attract additional capital may be adversely impacted.  In addition, because our common stock is quoted in the over the counter market, and as a result of the recent increased scrutiny of China-based U.S. public companies, our ability to raise capital may be further adversely impacted.  If adequate additional financing is not available on reasonable terms, we may not be able to fund our current administrative operations or implement our expansion plans in the PRC and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.  In connection with our growth strategy, we will require a capital investment and accordingly, we may not have sufficient capital to fund our current or future operations without additional capital investments. Our capital needs will depend on numerous factors, including our profitability, the actual versus planned cost to operate and maintain schools in the PRC and the amount of our operational, business development and capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.  If we cannot obtain additional funding, we may be required to substantially curtail our operations, limit our marketing efforts or delay the future acquisition of schools in the PRC.  These types of reductions could materially adversely affect our business and our ability to compete in future periods.   Even if we do find a source of additional capital, we may not be able to negotiate acceptable terms and conditions for obtaining the additional capital. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available on terms that will be acceptable to us, or at all.

If we are not able to continue to attract students to enroll in our programs, or attract qualified education professionals, our revenues may decline in future periods.

The success of our business largely depends on the number of student enrollment in our school and the amount of tuition and other fees that our students are willing to pay. Therefore, our ability to continue to attract students to enroll in our programs without a significant decrease in per student tuition and other fees is critical to the continued success and growth of our business. This will depend on several factors, including our ability to develop new programs and enhance existing programs to respond to changes in market trends and student demands, expand our geographic reach, manage our growth while maintaining the consistency of our teaching quality, effectively market our programs to a broader base of prospective students, develop and license additional high-quality educational content and respond to competitive pressures. If we are unable to continue to attract students to enroll in our programs without a significant decrease in per student tuition and other fees, our net revenues may decline and we may not be able to maintain profitability, either of which could result in a material adverse effect on our business, results of operations and financial condition.

 We may not be able to manage our business expansion and increasingly complicated operations effectively, which could harm our business.

We plan to expand, both through acquisitions and internal growth, and we plan to continue to expand our operations in different geographic areas as we address growth in our enrollment base and market opportunities. We plan to acquire a number of schools to add to our acquisition of Shaoxing High School, although we do not have any firm commitments at this time for any future acquisitions and there are no assurances we will acquire additional schools.  If our planned expansion is successful, it will result in substantial demands on our management and personnel and our operational, technological and other resources. To manage the expected growth of our operations, we will be required to expand our existing operational, administrative and technological systems and our financial systems, procedures and controls, and to expand, train and manage the planned growth in our employee base. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations, or that we will be able to effectively and efficiently manage the growth of our operations, recruit and retain qualified personnel and integrate entities we acquire into our operations. Any failure to effectively and efficiently manage our expansion may materially and adversely affect our ability to capitalize on new business opportunities, which in turn may have a material adverse effect on our financial condition and results of operations.

Our growth strategy is dependent in significant part on our ability to make strategic acquisitions and investments and to establish and maintain strategic relationships. Our failure to do so could have a material adverse effect on our market penetration, revenue growth and future prospects.

As a significant part of our growth strategy, we intend to make strategic acquisitions and investments to help fuel future growth. In the future, we may also establish and maintain joint ventures and strategic relationships with third parties. Our strategic acquisitions and investments and any joint ventures and strategic relationships with third parties may not be beneficial for our business. If we are unable to pursue successfully our future acquisition strategy, our plans for further market penetration, revenue growth and improved results of operations could be harmed. Strategic acquisitions, investments and relationships with third parties involve substantial risks and uncertainties, including:

•	Our ability to identify and acquire targets in a cost-effective manner;
•	Our ability to obtain approval from relevant governmental authorities for the acquisitions and comply with applicable rules and regulations for such acquisitions;
•	Potential ongoing financial obligations in connection with acquisitions;
•	Potential unforeseen or hidden liabilities, including litigation claims or tax liabilities, associated with acquired companies or schools;
•	The diversion of resources and management attention from our existing businesses;
•	Failure to achieve the intended objectives, benefits or revenue-enhancing opportunities expected from the acquisitions; and
•	Potential loss of, or harm to, employee or customer relationships as a result of ownership changes.

If any one or more of these risks or uncertainties were to occur or if any of the strategic objectives we contemplated is not achieved, our ability to manage our business could be impaired. It could result in our failure to derive the intended benefits of our acquisition of Shaoxing High School or otherwise have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully integrate businesses that we acquire, which may cause us to lose anticipated benefits from such acquisitions and to incur significant additional expenses.

It is challenging to integrate business operations, infrastructure and management philosophies of acquired schools and companies. The benefits of our acquisition of China Education and future acquisitions depend in significant part on our ability to integrate technology, operations and personnel. The integration of acquired schools and companies is a complex, time-consuming and expensive process that, without proper planning and implementation, could significantly disrupt our business and operations. The main challenges involved in integrating acquired entities include the following:

•	Ensuring and demonstrating to our students that the acquisitions will not result in adverse changes in service standards or business focus;
•	Consolidating and rationalizing corporate information technology and administrative infrastructures;
•	Retaining qualified education professionals of our acquired entities;
•	Consolidating service and product offerings;
•	Coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;
•	Preserving strategic, marketing or other important relationships of the acquired entity and resolving potential conflicts that may arise with our key relationships; and
•	Minimizing the diversion of management attention from ongoing business concerns.

We may not successfully integrate our operations with the operations of entities we acquire in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the acquisitions to the extent or in the timeframe anticipated, which would have a material adverse effect on our results of operations.

Our business depends on our ability to attract and retain senior management and other key personnel and our business may be harmed if we are unable to do so.

Our future success depends heavily upon our ability to attract and retain senior management including qualified professional educators. While we intend to recruit and hire qualified professional educators, if we are unable to fill these positions easily or at all, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose teachers, students, key professionals and staff members. Competition for experienced management personnel in the private education sector is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of the senior executives or key personnel we need, or attract and retain high-quality senior executives or key personnel in the future, which could have a material adverse effect on our business and results of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has determined that as of December 31, 2010, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting related to a lack of qualified accounting personnel who have sufficient knowledge in dealing with the complex U.S. GAAP accounting and financial issues. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of this material weaknesses and our remediation efforts and plans, see “Part II — Item 9A— Controls and Procedures.” If the result of our remediation of the identified material weakness is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

Failure to adequately and promptly respond to changes in curriculum, testing materials and standards could cause our services and products to be less attractive to our students.

There are continuous changes in the focus of the subjects and questions tested on ZhongKao and GaoKao in the PRC, and the format of the tests and the manner in which the standardized tests are administered. These changes require us to continually update and enhance our curriculum, test preparation materials and our teaching methods. Any inability to track and respond to these changes in a timely and cost-effective manner would make our services and products less attractive to students, which may materially and adversely affect our reputation and ability to continue to attract students without a significant decrease in per student tuition and other fees. Further, we understand the Ministry of Education has been discussing reforms to curriculum of middle and high school. Therefore, school curriculum will likely undergo changes and our tutoring and test preparation programs and materials will need to adapt to such changes.

If RGB Trading should lose its land use rights, it is likely that Shaoxing High School’s operations would be materially adversely impacted.

Shaoxing High School leases the buildings and land it uses to operate its school from RGB Trading, a related party. As a result, we are dependent on the property rights held by RGB Trading to enable Shaoxing High School to use the facilities located on the property covered by these property use rights. We cannot assure you that RGB Trading has the relevant land use right certificates or building ownership certificates of the premises they lease to us or otherwise have the right to lease the premises to us.  If Shaoxing High School should lose its rights to use the land and buildings it leases, its ability to continue its operations as they are presently conducted would be materially impacted.  In addition, as the rent on the land and buildings has been prepaid through December 2020, its ability to mitigate this impact on its business would be materially affected.

PRC laws and regulations currently prohibit foreign ownership of elementary and middle schools for students in grades one to nine in the PRC. Accordingly, our wholly-owned subsidiaries in the PRC, which are considered foreign-invested, are currently ineligible to apply for such education licenses in the PRC.

We conduct our school business in the PRC through the Shaoxing High School Control Agreements.. Shaoxing High School holds the required licenses and permits necessary to conduct our education business in the PRC. We have been and expect to continue to be dependent on RGB Education and the management at Shaoxing High School to operate the school which forms the basis of our business.

If our ownership structure and Shaoxing High School Control Agreements are found to be in violation of any existing or future PRC laws or regulations or we fail to obtain any of the required permits or approvals the relevant PRC regulatory authorities, including the MOE, the Ministry of Commerce, or MOFCOM which regulate the education industry and foreign investment in the PRC, respectively, would have broad discretion in dealing with such violations, including:

•	Revoking the business and operating licenses of our PRC subsidiary and affiliated entities;
•	Discontinuing or restricting the operations of any related-party transactions among China Education’s PRC subsidiary and affiliated entities;
•	Imposing fines or other requirements with which we or China Education’s PRC subsidiary and affiliated entities may not be able to comply;
•	Revoking the preferential tax treatment enjoyed by Shaoxing High School;
•	Requiring us or China Education’s subsidiary and affiliated entities to restructure the relevant ownership structure or operations; or
•
Restricting or prohibiting our use of the proceeds of any future capital raising efforts to finance our business and operations in the PRC, especially expansion of our business through strategic acquisitions.

As of the date of this report, similar ownership structure and contractual arrangements have been used by a number of PRC-based U.S. public companies. To our knowledge, none of the penalties listed above has been imposed on any of those public companies, including companies in the education industry. However, we cannot assure you that such penalties will not be imposed on any other companies or us in the future. If any of the above penalties is imposed on us, our business operations and expansion, financial condition and results of operations will be materially and adversely affected.

The tuition, accommodation and other fees charged by the Shaoxing High School and student enrollment at this school is subject to regulation by the Chinese government, and our revenue is highly dependent on the level of these fees and our student enrollment.

Chinese regulators have broad powers to regulate the tuition, accommodation and other fees charged by primary, secondary and other schools and student enrollment levels at these schools. As a result, new regulations could adversely impact the fees we expect to receive from the Shaoxing High School to which we provide management services. The tuition, accommodation and other fees charged by the Shaoxing High School is subject to various price controls administered by local price-control authorities. In light of the substantial increase in tuitions and other education-related fees in the PRC in recent years, the PRC’s price-control authorities may impose stricter price control on tuition changes in the future. As of the date of this report, there is no indication from the MOE or the relevant authorities that the government would significantly change the tuition charges or annual student enrollment quotas. If the tuition charges were to be decreased or if they were not allowed to increase in line with increases in our costs because of the actions of the PRC’s administrative price controls or if student enrollments at private schools were restricted, our net revenue and profitability would be materially adversely affected.

It may be difficult for you to enforce any judgment obtained in the United States against our company, which may limit the remedies otherwise available to our shareholders.

Substantially all of our assets are located outside the United States. Almost all of our current operations are conducted in the PRC. As a result, if you are successful in bringing an action against us, the laws of the PRC may render you unable to enforce a judgment against our assets. The PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against us than would shareholders of a corporation whose operations were located in the United States.

Risks related to doing business in China

PRC economic, political and social conditions, as well as changes in any government policies, laws and regulations, could adversely affect the overall economy in the PRC or the education or career enhancement market, which could harm our business.

Substantially all of our operations are conducted in the PRC, and all of our net revenues are derived from the PRC. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake are subject, to a significant extent, to economic, political and legal developments in the PRC.

The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for our services and products depends, in large part, on economic conditions in the PRC. Any slowdown in the PRC’s economic growth may cause a decrease in enrollment in the Shaoxing High School, which in turn could reduce our net revenues.

Although the PRC economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over the PRC’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the economy in the PRC or the education or career enhancement market, which could harm our business.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources, which have for the most part had a positive effect on our business and growth. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us. The PRC’s social and political conditions may also not be as stable as those of the United States and other developed countries. Any sudden changes to the PRC’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business and results of operations.

Uncertainties with respect to the PRC legal system could harm us.

Our operations in the PRC are governed by PRC laws and regulations. The PRC legal system is a civil law system based on written statutes. Unlike common law systems, prior court decisions have limited precedential value. China Education is generally subject to laws and regulations applicable to foreign investments in the PRC and, in particular, laws applicable to wholly foreign-owned enterprises.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in the PRC. However, the PRC has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some-time after the violation has occurred. Moreover, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other government authorities, including local government authorities, thus making strict compliance with all regulatory requirements impractical, or in some circumstances, impossible. In addition, any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

Hangzhou Technology is subject to restrictions on making dividends and other payments to us or any other affiliated company.

We are a holding company and will rely principally on dividends paid by our Chinese subsidiary Hangzhou Technology for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders to the extent we choose to do so, to service any debt we may incur and to pay our operating expenses. Our PRC subsidiary’s income in turn depends on the service and other fees paid by the Shaoxing High School. Current PRC regulations permit Hangzhou Technology to pay dividends to us only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, under the applicable requirements of PRC law, Hangzhou Technology may only distribute dividends after it has made allowances to fund certain statutory reserves. These reserves are not distributable as cash dividends. In addition, under the New CIT Law, which became effective on January 1, 2008, dividends paid to us by Hangzhou Technology are subject to withholding tax. The withholding tax on dividends may be exempted or reduced by the PRC State Council. Currently, the withholding tax rate is 10% unless reduced or exempted by treaty between the PRC and the tax residence of the holder of the PRC subsidiary.

The PRC tax authorities may require us to adjust our taxable income under the contractual arrangements we currently have in place in a manner that would restrict our subsidiaries’ ability to pay dividends and make other distributions to us.

To date, Hangzhou Technology has not paid dividends to us. In the near future, we do not expect to receive dividends from Hangzhou Technology because its accumulated profits are expected to be used for its own business or expansion. If we are unable to extract the earnings and profits of our schools, it could have a material adverse effect on our liquidity and financial condition.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to Hangzhou Technology, which could harm our liquidity and our ability to fund and expand our business.

We may make loans to our PRC subsidiary and Shaoxing High School or we may make additional capital contributions to our PRC subsidiary. Any loans to our PRC subsidiary or consolidated PRC affiliated entities are subject to PRC regulations. For example:

•
Loans by us to Hangzhou Technology to finance its activities cannot exceed statutory limits and must be registered with the PRC State Administration of Foreign Exchange, or SAFE, or its local counterparts; and

•	Loans by us to Shaoxing High School, which is a domestic PRC entity, must be approved by the relevant government authorities and must also be registered with SAFE or its local counterparts.

We may also decide to finance Hangzhou Technology by means of capital contributions. These capital contributions must be approved by the PRC Ministry of Commerce or its local counterparts. We are not likely, however, to finance the activities of Shaoxing High School by means of capital contributions due to regulatory issues related to foreign investment in domestic PRC entities, as well as the licensing and other regulatory issues discussed in the “Government Regulation” section of this report. We cannot assure you that we will be able to obtain these government registrations or approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to Hangzhou Technology. If we fail to receive such registrations or approvals, our ability to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

In addition, on August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of its capital contribution in foreign currency into RMB. The notice requires that the capital of a foreign-invested company settled in RMB converted from foreign currencies shall be used only for purposes within the business scope as approved by the authorities in charge of foreign investment or by other competent authorities and as registered with the Administration for Industries and Commerce and, unless set forth in the business scope or in other regulations, may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the capital of a foreign-invested company settled in RMB converted from foreign currencies. The use of such RMB capital may not be changed without SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, including heavy fines. As a result, Circular 142 may significantly limit our ability to capitalize our PRC operations, which could adversely affect our ability to invest in or acquire any other PRC companies.

Presently Hangzhou Technology is not a registered as an investment company. We do not intend to turn this company into an investment company because to do so this company would have to satisfy criteria promulgated by MOFCOM and be approved by MOFCOM or its provincial counterparts before registration with the administration for industries and commerce, which is difficult to accomplish and time consuming. As a result, if we were to invest funds into Hangzhou Technology as increased registered capital, we could not convert such proceeds into RMB to fund acquisitions of additional schools, and our ability to expand our business may be adversely affected.

It is unclear whether we will be considered a PRC “resident enterprise” under the New CIT Law and, depending on the determination of our PRC “resident enterprise” status, dividends paid to us by our PRC subsidiary may be subject to PRC withholding tax, we may be subject to 25% PRC income tax on our worldwide income, and holders of our common stock or ordinary shares may be subject to PRC withholding tax on dividends paid by us and gains realized on their transfer of our common stock or ordinary shares.

The New CIT Law and its Implementing Regulations, which became effective on January 1, 2008, provide that enterprises established outside of the PRC whose “de facto  management bodies” are located in the PRC are considered “resident enterprises.” Although the Implementing Regulations of the PRC CIT Law define the term “de facto  management bodies” as a body which substantially manages, or has control over the business, personnel, finance and assets of an enterprise, currently there are no further detailed rules or precedents applicable to us governing the procedures and specific criteria for determining “ de facto  management body??and it is still unclear if the PRC tax authorities would determine that we should be classified as a PRC “resident enterprise.”

If we are treated as a PRC “resident enterprise,” however, we will be subject to PRC income tax on our worldwide income at the 25% uniform tax rate, which could have an impact on our effective tax rate and an adverse effect on our net income and results of operations and our income tax expenses will increase and the amount of dividends, if any, we may pay to our shareholders and ADS holders may be decreased, although dividends distributed from our PRC subsidiary to us could be exempt from the PRC dividend withholding tax, since such income is exempted under the New CIT Law and its Implementing Regulations to a PRC resident recipient.

In addition, if we are considered a PRC “resident enterprise,” dividends we pay with respect to our common stock or ordinary shares and the gains realized from the transfer of our common stock or ordinary shares may be considered income derived from sources within the PRC and be subject to PRC withholding tax.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

Because substantially all of our revenue is denominated in RMB, restrictions on currency exchange may limit our ability to use revenue generated in RMB to fund any business activities we may have outside the PRC or to make dividend payments to our shareholders in U.S. dollars. The principal regulation governing foreign currency exchange in the PRC is the Foreign Currency Administration Rules (1996), as amended. Under these rules, RMB is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loan or investment in securities outside the PRC unless the prior approval of SAFE is obtained. Although the PRC government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain. For example, foreign exchange transactions under our subsidiaries capital accounts, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls. These limitations could affect our ability to obtain foreign exchange for capital expenditures. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions.

Fluctuations in the value of the RMB may have a material adverse effect on your investment.

The change in value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 21% appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2010. Recently, the PRC has decided to proceed further with reform of the RMB exchange regime and to enhance the RMB exchange rate flexibility. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant adjustment of the RMB against the U.S. dollar.

Any significant revaluation of the RMB may have a material adverse effect on the value of, and any dividends payable on, our common stock in foreign currency terms. More specifically, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. Consequently, appreciation or depreciation in the value of the RMB relative to the U.S. dollar could materially adversely affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

Recent PRC regulations relating to offshore investment activities by PRC residents and employee stock options granted by overseas-listed companies may increase our administrative burden, restrict our overseas and cross-border investment activity or otherwise adversely affect the implementation of our acquisition strategy. If our shareholders who are PRC residents, or our PRC employees who are granted or exercise stock options, fail to make any required registrations or filings under such regulations, we may be unable to distribute profits and may become subject to liability under PRC laws.

In 2005, SAFE promulgated regulations that require PRC residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under the SAFE regulations, PRC residents who make, or have previously made, direct or indirect investments in offshore companies, will be required to register those investments. In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to file or update the registration with the local branch of SAFE, with respect to that offshore company, any material change involving its round-trip investment, capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long-term equity or debt investment or creation of any security interest. If any PRC shareholder fails to make the required SAFE registration, the PRC subsidiary of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation, to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into their PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

We cannot provide any assurances that all of our shareholders who are PRC residents will make or obtain any applicable registrations or approvals required by these SAFE regulations. The failure or inability of our PRC resident shareholders to comply with the registration procedures set forth in the SAFE regulations may subject Hangzhou Technology to fines and legal sanctions, restrict our cross-border investment activities, or limit Hangzhou Technology’s ability to distribute dividends to or obtain foreign-exchange dominated loans from our company.

As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and obtaining foreign currency denominated borrowings, which may harm our results of operations and financial condition. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

The New M&A Rules establish more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisition in the PRC.

The New M&A Rules that became effective on September 8, 2006 established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Complying with the requirements of the M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could materially adversely affect our ability to grow our business through acquisitions in the PRC.

We do not have business insurance coverage in the PRC, which could harm our business.

We could be held liable for accidents that occur at Shaoxing High School. In the event of on-site food poisoning, personal injuries, fires or other accidents suffered by students or other people, we could face claims alleging that we were negligent, provided insufficient supervision or instruments or were otherwise liable for the injuries. Such accidents may adversely affect our reputation and financial results. The insurance industry in the PRC is still at an early stage of development. Insurance companies in the PRC offer limited business insurance products. As a result, we do not have any business liability or disruption insurance coverage for our operations. Any business disruption, litigation or natural disaster would result in substantial costs and diversion of our resources.

We face risks related to natural disasters and health epidemics in the PRC, which could have a material adverse effect on our business and results of operations.

Our business could be materially adversely affected by natural disasters or the outbreak of health epidemics in the PRC. For example, in May 2008, Sichuan Province suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. In addition, in the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome, or SARS. In April 2009, an outbreak of the H1N1 virus, also commonly referred to as “swine flu,” occurred in Mexico and has spread to other countries. Cases of swine flu have been reported in Hong Kong and mainland China. The Chinese government and certain regional governments within the PRC have enacted regulations to address the H1N1 virus specifically within the education services market, which may have an effect on our business. If the outbreak of swine flu were to become widespread in the PRC or increase in severity, it could have an adverse effect on economic activity in the PRC, and could require the temporary closure of Shaoxing High School. Such events could severely disrupt our business operations and harm our results of operations. Any future natural disasters or health epidemics in the PRC could also have a material adverse effect on our business and results of operations.

New labor laws in the PRC may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated a new labor law, namely the Labor Contract Law of the PRC, or the New Labor Contract Law, which became effective on January 1, 2008. The New Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires certain terminations be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially adversely affecting our financial condition and results of operations.

Risks related to our common stock

Shares of our common stock are thinly traded, and there can be no assurances that any active liquid public market will ever develop and, even if such a market develops, it is likely to be subject to significant price fluctuations.

Our common stock is quoted on the OTC Bulletin Board, however, our stock is thinly traded.  Consequently, there can be no assurances as to whether:

•	any active market for our shares will develop;
•	the prices at which our common stock will trade; or
•	the extent to which investor interest in us will lead to the development of an active, liquid trading market.

Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.  In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until an orderly and active market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these risk factors, investor perception of us and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

The tradability of our common stock is limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell their shares.

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment.  In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Our controlling stockholders may take actions that conflict with your interests.

Four shareholders beneficially own approximately 99% of our common stock.  In this case, these shareholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by these stockholders will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.                      PROPERTIES

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a "land use right." There are four methods to acquire land use rights in the PRC:

•           grant of the right to use land;
•           assignment of the right to use land;
•           lease of the land use right; and
•           allocated land use rights.

In comparison with Western common law concepts, granted land use rights are similar to life estates and allocated land use rights are in some ways similar to leaseholds. Granted land use rights are provided by the government in exchange for a grant fee, and carry the rights to pledge, mortgage, lease, and transfer within the term of the grant. Land is granted for a fixed term, generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial and other use. The term is renewable in theory. Unlike the typical case in Western nations, granted land must be used for the specific purpose for which it was granted.  Allocated land use rights are generally provided by the government for an indefinite period (usually to state-owned entities) and cannot be pledged, mortgaged, leased, or transferred by the user. Allocated land can be reclaimed by the government at any time. Allocated land use rights may be converted into granted land use rights upon the payment of a grant fee to the government.

RGB Trading holds the following PRC certificates of ownership of property which it leases to Shaoxing High School as described below:

Certificate No.	How held	Location	Purpose	Area (sq.m.)	Registration date
Shaoxing County government land registration number（2005）NO.12-38	Leased	Qixian Town, Zhuyi Village, South Che Bay	For education	7,1548.7	Apr-2005
Shaoxing County government land registration number（2005）NO.12-39	Leased	Qixian Town, Zhuyi Village, South Che Bay	For education	31,171.3	Apr-2005
Shaoxing County government building registration number NO. 38217	Leased	Keqiao Qiantao Road South, East Lake Road West,(Qixian Zhuyi Village) Building #1	For education & dormitory	7,089.12	Dec-2008
Shaoxing County government building registration number NO. 38218	Leased	Keqiao Qiantao Road South, East Lake Road West,(Qixian Zhuyi Village) Building #3	For education & dormitory	7,550.47	Dec-2008
Shaoxing County government building registration number NO. 38219	Leased	Keqiao Qiantao Road South, East Lake Road West,(Qixian Zhuyi Village) Building #4	For education	4,825.85	Dec-2008
Shaoxing County government building registration number NO. 38220	Leased	Keqiao Qiantao Road South, East Lake Road West,(Qixian Zhuyi Village) Building #5	For education	8,834.80	Dec-2008
Shaoxing County government building registration number NO. 38221	Leased	Keqiao Qiantao Road South, East Lake Road West,(Qixian Zhuyi Village) Building #6	For education	4,825.85	Dec-2008
Shaoxing County government building registration number NO. 38222	Leased	Keqiao Qiantao Road South, East Lake Road West,(Qixian Zhuyi Village) Building #2	For education & dormitory	7,089.12	Dec-2008

Shaoxing High School operates on a 25 acre (102,720 square meter) campus.  The campus is comprised of two academic buildings, one technology center, two student dormitories, and one cafeteria building totaling approximately 40,215 square meters of space.  Shaoxing High School leases this property from RGB Trading pursuant to a lease that expired on December 31, 2010 for an annual rent of RMB 2,520,000 (approximately $381,000). In November 2010, Shaoxing High School entered into a new lease for this campus facility for a term of 10 years that begins on January 1, 2011 and will expire on December 31, 2020 for annual rent of RMB 3,000,000 (approximately $453,700) over the 10 year term.

We believe that the properties we utilize under lease agreements with RGB Trading are adequate to meet our current needs, as well as those of the foreseeable future.

Hangzhou Technology occupies a 1,000 square foot office at 161 Tianmushan Rd. Huifeng Gongyu, N. 1-1801, xihu Dis. Hangzhou, Zhejiang Province, China on a month-to-month basis for a monthly rent of RMB 5,000 (approximately $756). We are in the process of looking for a new location for this office.

Our principal executive offices in the U.S. are located in a  shared executive office suite facility at 2385 NW Executive Center Drive, Suite 100, Boca Raton, Florida which we lease on a month-to-month basis for a monthly rent of $115.  We are in the process of looking for a new location for our U.S. corporate office.

ITEM 3.                      LEGAL PROCEEDINGS.

None.

ITEM 4.                      REMOVED AND RESERVED.

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol USCC.  Our stock has thinly traded on the OTC Bulletin Board since its quotation on August 13, 2008.  The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2009
First quarter ended September 30, 2008	$0	$0
Second quarter ended December 31, 2008	2.00	2.00
Third quarter ended March 31, 2009	0	0
Fourth quarter ended June 30, 2009	0	0
Fiscal 2010
First quarter ended September 30, 2009	$0	$0
Second quarter ended December 31, 2009	2.00	2.00
Third quarter ended March 31, 2010	2.00	2.00
Fourth quarter ended June 30, 2010	0	0
2010 Transition Period
First quarter ended September 30, 2010	$0	$0
Second quarter ended December 31, 2010	1.05	1.05

As of March 28, 2011, the last sale price of our common stock as reported on the OTCBB was $2.00.  As of March 18, 2011, there were approximately 58 record owners of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividend Policy

We have never paid cash dividends on our common stock.  Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition.  In addition under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not being able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, were we to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.  While our board of directors will make any future decisions regarding dividends as circumstances surrounding our company changes, presently it is not anticipated that we will pay any cash dividends in the foreseeable future.. We do not anticipate paying cash dividends on our common stock at any time in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6.                      SELECTED FINANCIAL DATA.

Not applicable for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements as of and for the transition period ended December 31, 2010 and notes thereto appearing elsewhere in this report.

Change in Fiscal Year End

Effective December 31, 2010, we changed our fiscal year end from June 30, to December 31.  We have defined various periods that are covered in this report as follows:

•	“2010 transition period” — the six month period from July 1, 2010 through December 31, 2010.
•	“fiscal 2010” — July 1, 2009 through June 30, 2010.
•	“fiscal 2009” — July 1, 2008 through June 30, 2009.
•	“fiscal 2011” – January 1, 2011 through December 31, 2011.

Overview

Prior to our acquisition of China Education on December 31, 2010, we did not generate any revenues and had minimal operations during the 2010 transition period, fiscal 2010 and fiscal 2009.  On December 31, 2010 we acquired China Education through a Share Exchange Agreement (the “Share Exchange Agreement”) among us, Andrew Chien, China Education and its shareholders who owned 100% of the outstanding shares of China Education (the “China Education Shareholders”).  China Education was formed on November 23, 2010 under the laws of the British Virgin Islands. On November 25, 2010, China Education acquired 100% of the equity interest in Hangzhou Technology from its shareholders Jinjin Ye and Ruifeng Chen for RMB 1,000,000 (approximately $151,000).

Under the Share Exchange Agreement, we exchanged 14,800,000 shares of our common stock representing 92.1% of our then outstanding common stock for 100% of the issued and outstanding common stock of China Education (the “Share Exchange”). As a result of the consummation of the Share Exchange, China Education became a wholly-owned subsidiary of the Company.  In connection with the acquisition of China Education, we entered into a Consulting Agreement dated December 31, 2010 with China Direct for services provided to us in connection with this acquisition.  We issued China Direct 4,740,694 shares of our common stock as compensation for these services. In addition, on December 31, 2010, Invictus entered into a consulting and management agreement on our behalf with China Direct whereby China Direct agreed to perform certain consulting and business advisory services for us, including advising us on financing matters, assistance with acquisitions, and coordination of SEC filings.  The term of the agreement is for one year, beginning January 1, 2011.  As compensation for China Direct’s services under this agreement, Invictus agreed to transfer 200,000 shares of our common stock previously it received in the Share Exchange. In addition, Invictus agreed to transfer an additional 400,000 shares of our common stock under this agreement as a bonus for China Direct’s work in connection with our acquisition of China Education.Hangzhou Technology, our principal operating subsidiary in the PRC, was established as a private limited liability company under the laws of the PRC in November 2010.  Due to PRC regulatory restrictions on foreign investments in education for students in grades one to 12, we conduct our business in the PRC through contractual arrangements among China Education, Hangzhou Technology, and the Shaoxing High School, which is owned by RGB Trading.  These agreements provide us with substantial ability to control the Shaoxing High School, and we have obtained an option to purchase all of the equity interests of the Shaoxing High School. These agreements (the “Shaoxing High School Control Agreements”) include:

•
Share Pledge Agreement.    Pursuant to the share pledge agreement, dated November 25, 2010, among Hangzhou Technology and RGB Trading, RGB Trading pledged all of its equity interest in the Shaoxing High School to Hangzhou Technology to secure the performance of the Shaoxing High School under an exclusive cooperation agreement, dated November 25, 2010, between Hangzhou Technology and the Shaoxing High School as described below. RGB Trading also agreed not to transfer, dispose of or otherwise directly or indirectly create any encumbrance over its equity interest in the Shaoxing High School, or take any actions that may reduce the value of its equity interest in the Shaoxing High School without the prior written consent of Hangzhou Technology.

•
Call Option Agreement.    Pursuant to the call option agreement, dated November 25, 2010, between RGB Trading as the sole shareholder of the Shaoxing High School, China Education or its designee has an option to purchase from RGB Trading, to the extent permitted under PRC laws, all or part of its equity interest in the Shaoxing High School in one or more installments in exchange for the issuance of 4,000 shares of China Education. China Education or its designee shall have sole discretion to decide when to exercise the option, whether in part or in full.

•
Power of Attorney.    Pursuant to the power of attorney dated November 25, 2010, RGB Trading irrevocably entrusted all the rights to exercise its voting power of the Shaoxing High School to China Education for an indefinite period of time.

•
Exclusive Cooperation Agreement.    Pursuant to the exclusive cooperation agreement, dated November 25, 2010, among Hangzhou Technology, the Shaoxing High School and RGB Trading, Hangzhou Technology has the exclusive right to provide to the Shaoxing High School technical and systems support, marketing consulting services, training for technical personnel and technical consulting services and to lend the Shaoxing High School funds from its fees under this agreement.  As payment for these services, the Shaoxing High School has agreed to pay Hangzhou Technology a service fee equal to 65% the Shaoxing High School’s pre-tax profit, or 90% of Shaoxing High School’s profit if there are no taxes due. Shaoxing High School is currently not subject to income tax in the PRC.  The initial term of this agreement is 20 years and the term can be renewed upon expiration. Hangzhou Technology has the unilateral right to adjust the level of the service fee based on the level of operations at the Shaoxing High School.

Shaoxing High School is considered to be a domestic PRC company in which we do not have any direct or controlling equity interest.  However, based on the above-mentioned agreements Shaoxing High School qualifies as a variable interest entity of which we are the primary beneficiary and therefore has been consolidated into our financial statements effective as of the acquisition date of China Education, December 31, 2010, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  As a result, our consolidated balance sheet as of December 31, 2010 reflects the assets and liabilities of Shaoxing High School, and the results of operations of Shaoxing High School will be consolidated into our results beginning in fiscal 2011.

We operate the Shaoxing High School, a private primary education school for grades seven through twelve in Shaoxing County located in the Zhejiang Province in the PRC. Shaoxing High School offers unified national core curriculums such as Chinese, mathematics, physics, English, history, biology, and related primary courses. Established in 2002, Shaoxing High School operates on a 25 acre campus and offers 57 classes across six grades.  After eight years of development, Shaoxing High School has more than 2,800 students and over 200 staff members.

Financial Statement Presentation

Because the acquisition of China Education occurred on the last day of our fiscal year, we did not include any revenues of China Education, its subsidiaries or variable interest entities under its control in our results of operations for the 2010 transition period.  However, the assets and liabilities of these entities are reflected in our consolidated balance sheet at December 31, 2010.

Results of Operations

For the 2010 transition period

For the 2010 transition period, we recorded a net loss of $15.5 million due to non-cash charges related to the issuance of 14,740,694 shares of our common stock in connection with our acquisition of China Education.  Of the 14,740,694 shares we issued, 10,000,000 shares were issued to Invictus and were charged to expense as a transaction fee, and 4,740,694 shares were issued to China Direct for services provided in connection with our acquisition of China Education.  An additional 4,800,000 shares were issued to RGB Trading which owned the Shaoxing High School and were deemed the purchase price of the transaction. The fair value of our common stock as of December 31, 2010, the date we acquired China Education, was $1.05, resulting in stock-based service expense of $15.5 million.  The net loss for the transition period also includes $34,000 of operating expenses for business activities incurred prior to the acquisition of China Education.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  As of December 31, 2010, we had a working capital deficit of approximately $0.3 million, exclusive of $1.1 million of deferred revenue.  The following table summarizes the components of our working capital as of December 31, 2010:

Cash and cash equivalents	$55,594
Prepaid expense - related parties	604,979
Prepaid expense and other current assets	143,683
Total current assets	$804,256

Accounts payable and accrued expenses	$427,100
Other payable	151,245
Due to related parties	506,157
Deferred revenue - current portion	1,056,991
Total current liabilities	$2,141,493

Prepaid expense – related parties represents the current portion of prepaid rent and support services under the terms of ten-year agreements for which the entire amount due under the agreements ($4.5 million to RGB Trading and $1.5 million to RGB Education for the lease and service agreement, respectively,) was paid in advance by Shaoxing High School prior to our acquisition of China Education.  The payments were made through a reduction of related party receivables.

Prepaid expense and other current assets represents funds contributed by Hangzhou Technology in November 2010 to an animated cartoon development project.

Other payable represents the amount that remains outstanding to the former shareholders of Hangzhou Technology in connection with its acquisition by China Education in November 2010.

Due to related parties represent working capital advances from RGB Trading which are non-interest bearing and are payable on demand.

Our balance sheet also includes restricted cash as a non-current asset in the amount of $77,313 as of December 31, 2010 cash on deposit in a bank account set up under the laws of the PRC.  Our revenues are required to be deposited into this bank account and directly managed by the Ministry of Finance People’s Republic of China.  We periodically apply funding and withdraw money from this bank account upon approval of the Ministry of Finance People’s Republic of China.

On February 22, 2011, we borrowed $150,000 from China Direct, a related party, under the terms of a promissory note.  The proceeds from this loan will be used for working capital purposes.  The promissory note accrues interest at an annual rate of 6%, with principal and accrued interest due on February 21, 2012.  We expect that our cash on hand, cash flow we expect to generate from operations in fiscal 2011 and the proceeds from the loan from China Direct will be sufficient to sustain our operations for at least the next twelve months.  However, the following trends are reasonably likely to require us to raise additional capital.

•	An increase in working capital requirements to finance the growth of Shaoxing High School;
•	Acquisitions of additional schools, with related increases to capital expenditures, marketing and administrative expenses to support the growth of our company;
•	The costs for recruitment and retention of additional management and personnel to support our operations and expansion plans; and
•	The additional costs, including legal accounting and consulting fees, of being a public company and the related compliance activities.

Our business plan contemplates the acquisition of additional schools through contractual agreements similar to those of the Shaoxing High School Control Agreements.  We expect that the consideration for gaining control of these schools will be comprised entirely of new issuances of our common stock. We do not, however, have any binding commitments at this time to acquire any additional schools and there can be no assurances that we will be successful in this goal.  In addition, there are no assurances we will be able to structure transactions using our equity securities as the sole consideration.

Results of Operations – Shaoxing High School

In order to provide more meaningful information on our current business operations, the following discussion pertains to the results of operations of Shaoxing High School for the twelve month periods ended December 31, 2010 and 2009, which are not reflected in our consolidated financial statements and notes thereto included in this report.  Therefore, the results of Shaoxing High School as shown in the table below are for reference purposes only and the following discussion should be read in conjunction with the Shaoxing High School financial statements and the notes thereto filed with our Current Report on Form 8-K as filed with the  SEC on January 6, 2011.

	2010		2009		Increase (decrease)%
Revenues	$4,277,357	100.0%	$3,261,695	100.0%	$1,015,662	31.1%
Cost of revenues	1,643,592	38.4%	1,312,840	40.3%	330,752	25.2%
Gross profit	2,633,765	61.6%	1,948,855	59.7%	684,910	35.1%
Total operating expenses	1,578,871	36.9%	1,227,164	37.6%	351,707	28.7%
Income from operations	1,054,894	24.7%	721,691	22.1%	333,203	46.2%
Other income, net	57,220	1.3%	106,741	3.3%	(49,521)	-46.4%
Provision for income taxes	-	0.0%	-	0.0%	-	n/a
Net income	$1,112,114	26.0%	828,432	25.4%	283,682	34.2%

For the twelve months ended December 31, 2010 compared to 2009

Net revenues for the twelve months ended December 31, 2010 were $4.3 million, an increase of $1.0 million, or 31.1%, compared to the same period in 2009.  The increase is mainly due to an increase in student enrollment in 2010.  Student enrollment for the first and second semester of 2010 was 2,672 and 2,918, respectively, compared to enrollment for the first and second semester of 2009 of 2,038 and 2,707, respectively.  Average revenue per student in 2010 was $1,530, compared to $1,375 in 2009.

Cost of revenues, which is mainly comprised of teachers’ compensation and benefits, was $1.6 million for the twelve months ended December 31, 2010, an increase of 25.2% over the same period in 2009.  This increase is primarily due to compensation expense for additional education staff resulting from the increase in student enrollment.

General and administrative expenses increased by $0.4 million to $1.6 million for the first twelve months ended December 31, 2010.  The increase is mainly due to higher compensation and benefits of administrative staff.

In accordance with the current laws and regulations of the PRC, Shaoxing High School is registered as a private school that does not require reasonable returns.  Therefore it is exempt from business income tax.  Net income for Shaoxing High School for the twelve months ended December 31, 2010 increased by 34.2%, from $0.8 million to $1.1 million, due to the increase in revenues, partially offset by higher cost of revenues and general and administrative expenses.

For the year ended December 31, 2009 compared to 2008

Net revenues in 2009 were $3.3 million, an increase of $0.4 million, or 13.3%, compared to 2008.  The increase is due to higher enrollment, partially offset by a 5.6% decrease in average revenues per student.  Student enrollment for the first and second semester of 2009 was 2,038 and 2,707, respectively, compared to enrollment for the first and second semester of 2008 of 1,892 and 2,065, respectively.

Cost of revenues increased by $0.2 million to $1.3 million in 2009, mainly due to a 21% increase in teachers’ compensation and benefits.

General and administrative expenses decreased by $0.1 million, or 8.2%, in 2009 as compared to 2008.  The decrease is mainly due to the absence in 2009 of certain membership fees, renovation costs and other expenses incurred in 2008.

Net income of Shaoxing High School in 2009 was $0.8 million, which represents a 49% increase over net income in 2008.  The increase is due to higher revenues and lower general and administrative expenses.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes.  The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified the critical accounting policies and judgments addressed below.  We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our financial statements.  Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available.  Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue recognition

Revenues for educational programs and services are recognized when all four of the following criteria are met:

•           persuasive evidence of an arrangement exists;
•           delivery of the products and/or services has occurred;
•           the selling price is both fixed and determinable; and
•	collectability is reasonably assured. Tuition and dormitory fees are generally paid in advance, and revenue is recognized ratably as the services are rendered.

Variable Interest Entities

Pursuant to Section 810-10 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), we are required to include in our consolidated financial statements the financial statements of variable interest entities for which we are the primary beneficiary.  ASC 810-10 requires a variable interest entity (“VIE”) to be consolidated by a reporting entity if the reporting entity is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns.  We consolidate variable interest entities for which we are the primary beneficiary of the entity, thereby bearing the risks of, and receiving the rewards normally associated with, ownership of the entity.

Shaoxing High School is considered a VIE and we are the primary beneficiary.  On November 25, 2010, China Education and Hangzhou Technology entered into agreements with Shaoxing High School pursuant to which we (i) exercise effective control over Shaoxing High School by having its shareholders pledge their respective equity interests in the Shaoxing High School to us and entrust all the rights to exercise their voting power over their ownership to us (ii) receive 65% of  Shaoxing High School’s pre-tax profits (90% if no taxes are paid) in consideration for technical support, marketing and management consulting services provided by Hangzhou Technology to the Shaoxing High School; and (iii) have an exclusive option to purchase all or part of the equity interests in the Shaoxing High School and all or part of the equity interest in its subsidiaries, as well as all or part of the assets of the Shaoxing High School, in each case when and to the extent permitted by applicable PRC law.

Recent Accounting Pronouncements

ASC Topic 860, Accounting for Transfers of Financial Assets (“ASC Topic 860”), eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This pronouncement is effective for China Education in fiscal 2011. The adoption of ASC Topic 860 is not expected to have a material effect on our consolidated financial statements.

ASC Topic 855, Subsequent Events (“ASC Topic 855”), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued.  ASC Topic 855 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09 – Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 provides amendments which clarify that SEC filers are not required to disclose the date through which subsequent events have been evaluated.  The adoption of this guidance had no impact on our consolidated financial statements.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F- 19, which appear at the end of this transition report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 19, 2011, our Board of Directors approved the dismissal of Kenne Ruan, CPA, P.C. (“Kenne Ruan”) as our independent registered public accounting firm.  We informed Kenne Ruan of its dismissal on January 19, 2011. The decision to dismiss Kenne Ruan was effective as of the date of notification of dismissal.

Kenne Ruan’s reports on our consolidated financial statements for the fiscal years ended June 30, 2010 and 2009 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

Kenne Ruan’s report on our consolidated financial statements for the years ended June 30, 2010 and 2009 contained a separate paragraph stating that “The accompanying financial statements have been prepared assuming that USChina Channel Inc. (A Development Stage Company) will continue as a going concern. As discussed in Note 3 to the financial statements, USChina Channel Inc. (A Development Stage Company) has minimal operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During our two most recent fiscal years ended June 30, 2010 and 2009 and from July 1, 2010 through January 18, 2011, there were no disagreements with Kenne Ruan on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Kenne Ruan, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On January 19, 2011, the Board of Directors approved the engagement of Sherb & Co., LLP (“Sherb & Co.”) as our independent registered public accounting firm for the transition period ending December 31, 2010. During our two most recent fiscal years ended June 30, 2010 and 2009 and from July 1, 2010 through January 18, 2011, neither our company nor anyone on our behalf consulted Sherb & Co. regarding either:

•
the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided to us that Sherb & Co. concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

•
any matter that was the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively, except that Sherb & Co. performed certain procedures related to our acquisition of China Education on December 31, 2010 where accounting principles related to this transaction were discussed.

In approving the selection of Sherb & Co. as our independent registered public accounting firm, our Board of Directors considered these services previously provided by Sherb & Co. and concluded that such services would not adversely affect the independence of Sherb & Co.

ITEM 9A.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer who also serves as Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer who also served as our principal executive officer and principal financial and accounting officer concluded that as of December 31, 2010 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Our evaluation included business activities which were part of our company for the entire 2010 transition period and excluded China Education which was acquired on December 31, 2010 and represented approximately 100% of our current operations and consolidated total assets.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2010.

The specific material weaknesses identified by our management relates to our inadequate number of personnel with the requisite expertise in U.S. GAAP to ensure the proper application thereof. Our internal accounting staff is primarily engaged in ensuring compliance with PRC accounting and reporting requirements and their U.S. GAAP knowledge is limited. As a result, our internal accounting staff is inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Management has also determined that our lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

Remediation of Material Weakness in Internal Control Over Financial Reporting

We intend to hire accounting staff that is experienced in the preparation of the financial statements and disclosures with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof.  We also plan to provide training to our accounting staff in various areas of U.S. GAAP.  In addition, we plan to recruit new independent members of our board of directors including the establishment of an Audit Committee.

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weakness will be remediated by the end of fiscal 2011. As we work towards improvement of our internal control over financial reporting and implement remediation measures identified above, we may supplement or modify these remediation measures described above.

Our management, including our Chief Executive Officer who also acts as our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years. Our directors are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified. Our executive officers are appointed by our Board and serve until their successors have been duly appointed and qualified. Other than the December 31, 2010 Share Exchange Agreement, there are, to our knowledge, no agreements or understandings by which these individuals were so selected. No family relationships exist between any directors or executive officers, as such term is defined in Item 402 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)..

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions
Joel Mason	72	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Andrew Chien	65	Director

Joel Mason. Mr. Mason was appointed as our Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors in December 2010.  Since February 2005 Mr. Mason, a certified public accountant, is a principal of MGC Financial Services LLC, a hospitality consulting practice and general business and accounting practice.   From 1969 to 1982 Mr. Mason practiced as a certified public accountant in New York and was a founding partner of the accounting firm Raich Ende Lerner CPA Group (f/k/a Mason Raich & Company).  From 1982 to 1992 Mr. Mason was the President of NHC Hospitality Group, and from 1992 until 1996 he was Vice President of Commercial Real Estate for Grenadier Realty, a division of Starret Housing Corp.  Following the sale of that company, from 1996 to 2002 he was a real estate development consultant for Scotto Brothers, a Long Island, New York restaurant group.  Mr. Mason received his B.S. Degree in Accounting from the NYU School of Commerce in 1960.  He has been a licensed certified public accountant in New York since 1969 and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.  It is anticipated that Mr. Mason will devote approximately 25% of his time and affairs to our business and operations. Mr. Mason is not a director of any other U.S. publicly held reporting companies.

Andrew Chien.  Mr. Chien has been a member of our Board of Directors since founding our company in April 2006 and served as our Chief Executive Officer and Chief Financial Officer from April 2006 until December 31, 2010 when he resigned all of his positions as an executive officer of the Company. Mr. Chien is the General Manager of our wholly owned subsidiary China Bull Holdings, Inc. In addition to his duties with our company, Mr. Chien has been a self-employed investor since 1998. Mr. Chien received his Bachelor of Science degree at The Jiangsu Institute of Technology, Zhengjiang, Jiangsu, China in 1968 and a Masters degree of Mathematics at the University of Rhode Island in 1988. Mr. Chien is not a director of any other U.S. publicly held reporting companies.

Key Employees

We employ certain individuals who, while not executive officers, make significant contributions to our business and operations and hold various positions within our subsidiaries.

Mr. Yuefeng Gan.  Mr. Gan, age 46, has served as the Chief Executive Officer of Hangzhou Technology since November 2010. From January 2007 to November 2010, Mr. Gan served as the Project Director and Eastern Region Representative of American Education Center located in Nanjing, China, where he was responsible for marketing international education programs to Chinese students.  From January 2002 to December 2006, Mr. Gan served as the Director of East China Region and the General Manager of the Oncology Business Unit of Xi’an Buchang Pharmaceutical Co., Ltd. where his responsibilities included marketing, sales, and promotional activities.  From April 1995 to December 2001, Mr. Gan served as the pharmaceutical sales representative and regional marketing manager of Xian-Janssen Pharmaceutical Co., Ltd. From September 1987 to March 1995, Mr. Gan served as Resident and Attending Physician at Nanjing No.2 People’s Hospital.  Mr. Gan earned a Medical Degree from Nanjing Medical School in 1987 and speaks English as well as Mandarin.

Ms. Jinjin Ye.  Ms. Ye, age 30, has served as the Chief Financial Officer of Hangzhou Technology since November 2010. From September 2003 to November 2010, Ms. Ye served as the Manager of Beijing EAU Education and Investment Management Co., Ltd., a recruiter of Chinese students for international education programs, where she was responsible for all financial operations and activities, including accounting, filings, compliance, and day to day business activities.  Ms. Ye earned a Bachelor of Arts Degree in business management from Sichuan Yibin University in 2003 and speaks English as well as Mandarin.

Mrs. Guihuan Wang.  Mrs. Wang, age 46, has served as the Chief Operating Officer of Hangzhou Technology since November 2010. From May 2008 to March 2011, Mrs. Wang served as the Chief Financial Officer of Hefei Zhaoxiang Real Estate Development Co., Ltd., a developer, marketer and manager of real estate projects within China.  Mrs. Wang also served as the Chief Financial Officer of Shanghai Jianhua Satellite Communications Co., Ltd. from June 2000 to April 2008. From June 1999 to May 2000, Mrs. Wang served as the Chief Accountant of Anhui Chang’an Electronic Co., Ltd., an electronics manufacturer and information technology company.  Mrs. Wang also served as the Accounting Manager of Hainan Liuhe Co., Ltd. from March 1989 to March 1998.  From July 1983 to February 1989, Mrs. Wang was an accountant at Guizhou Panjiang Bureau of Mines.  Mrs. Wang earned a Bachelor’s Degree in Accounting from Shanghai Tongji University in 1985.

Director Qualifications

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that led to our conclusion that such person should be serving as a member of our Board of Directors as of the date of this report in light of our business and structure.  In addition to his individual skills and backgrounds which are focused on our industry as well as financial and managerial experience, we believe that the collective skills and experience of our Board member is well suited to guide us as we make the transition from a company with limited operations to a company which seeks to expand through acquisitions.

Joel Mason.  Mr. Mason has over 40 years of accounting experience and will be instrumental in our transition from a private company with limited operations to a company which seeks to expand through acquisitions.

Andrew Chien. As the founder and former Chief Executive Officer and Chief Financial Officer of our company, Mr. Chien brings our board his considerable experience in identifying China based companies poised for growth.

Compliance with Section 16(a) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the year ended December 31, 2010 with the exception of one Form 4 filing by Andrew Chien in connection with one sale, one Form 3 filing by Joel Mason in connection with his appointment as a director and the ownership of shares of our company, one Form 3 filing by RGB Trading in connection with it becoming a 10% shareholder, one Form 3 filing by Invictus in connection with the nature of beneficial ownership of shares of our company and one Form 3 by China Direct in connection with it becoming a 10% shareholder and the number of shares of our company.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees.  Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior.  Any employee who violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to and including termination of his or her employment. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to USChina Channel, Inc. 2385 NW Executive Center Drive, Suite 100, Boca Raton, Fl 33431, Attention: Joel Mason, Chief Executive Officer.

Role of our Board in Risk Oversight and Committees of our Board of Directors

Our Chief Executive Officer also serves as Chairman of the Board of Directors and we do not have a lead director.  In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board.  Mr. Chien is not considered an independent director.  The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces.  Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management.

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole.  Because we have only two directors, neither of which is independent, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Since we do not have an audit committee or any independent members of our Board of Directors, we do not have an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

Director Compensation

In accordance with our board’s general policy directors who are employees (currently Mr. Mason and Mr. Chien) are not paid for board service in addition to their regular employee compensation.  No director received compensation for his services in 2010.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in fiscal 2010 and fiscal 2009:

•	our principal executive officer or other individual serving in a similar capacity during fiscal 2010;
•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2010 whose compensation exceed $100,000; and
•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2010.

For definitional purposes these individuals are sometimes referred to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934.

Summary Compensation Table (USChina Channel)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Joel Mason (1)	2010	-	-	(1)	-	-	-	-	-

Andrew Chien (2)	2010	-	-	--	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-

(1) Mr. Mason was appointed as our Chief Executive Officer on December 31, 2010. The table above does not include $52,500 attributable to the 50,000 shares of our common stock Invictus agreed to transfer to Mr. Mason on December 31, 2010 Invictus previously received in the Share Exchange for services Mr. Mason provided to Invictus in connection with our acquisition of China Education.

(2)  Mr. Chien was appointed as our Chief Executive Officer in January 2006 and resigned this position on December 31, 2010 in connection with our acquisition of China Education.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding at December 31, 2010:

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that have not Vested (#) (g)(1)	Market Value of Shares or Units of Stock that have not Vested ($) (h)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Joel Mason	-	-	-	-	-	-	-	-	-

Andrew Chien	-	-	-	-	-	-	-	-	-

Executive Employment Agreements and Narrative Regarding Executive Compensation

Mr. Mason was appointed as our President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board on December 31, 2010.  Mr. Mason is not a party to an employment agreement with our company. His compensation is determined by our Board of Directors, of which Mr. Mason is a member. The Board of Directors considers a number of factors in determining the compensation of Mr. Mason including the scope of his duties and responsibilities to our company, compensation levels of executives with comparable duties in similar companies such as ours and the time they devote to our business. For fiscal 2010 Mr. Mason received no compensation from us and beginning on January 1, 2011 he will be paid $3,000 per month.  On December 31, 2010, Invictus agreed to transfer to Mr. Mason 50,000 shares of our common stock it previously received in the Share Exchange for services he provided to Invictus in connection with our acquisition of China Education.

In the 2010 transition period, Mr. Chien was not paid any salary. In addition, Mr. Chien is the general manager of our subsidiary, China Bull Holding and through China Bull Management, a company he controls, will manage all aspects of our corporate management services business which are operated in this company pursuant to a management agreement.  The agreement is for an indefinite term and may be terminated by us, with or without cause at any time.  China Bull Management is entitled to compensation equal to all net revenues of the corporate management services business.

The Board of Directors did not consult with any experts or other third parties in establishing the compensation for Mr. Mason or Mr. Chien,

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

At March 18, 2011, we had 20,806,150 shares of common stock issued and outstanding.  The following table sets forth information known to us as of March 21, 2011 relating to the beneficial ownership of shares of our voting securities by:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;
•	each director;
•	each named executive officer; and
•	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of USChina Channel, Inc. 2385 NW Executive Center Drive, Suite 100, Boca Raton, Fl 33431.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Andrew Chien(1)	266,232	1.28%
Joel Mason(2)	50,000	*
All officers and directors as a group (two persons)	316,232	1.52%
China Direct Industries, Inc.(3)	6,098,818	29.31%

Shaoxing Red Green Blue Trading Co., Ltd. (4)	4,800,000	23.07%
______________________
*represents less than 1%

(1)	Mr. Chien is our former chief executive officer and a member of the Board of Directors.
(2)	Mr. Mason is the chief executive officer of our company and a member of the Board of Directors.
(3)
The number of securities beneficially owned by China Direct Industries, Inc. and its subsidiaries includes: 3,458,471 shares owned directly by China Direct Investments, Inc., 1,185,174 shares owned by CDI Shanghai Management Co. and 1,185,173 shares owned by Capital One Resource Co., Ltd., all of which are subsidiaries of China Direct Industries, Inc. China Direct Industries, Inc. is the indirect beneficial owner of these securities.  An additional 270,000 shares are beneficially owned by Animus Advisory Group, Inc. Animus Advisory Group, Inc. is not an affiliate of China Direct Industries, Inc. or its subsidiaries.  China Direct Industries, Inc. disclaims beneficial ownership of the 270,000 shares beneficially owned by Animus Advisory Group, Inc. and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of any of these shares for purposes of Section 16 or any other purpose. James Wang Ph.D., has voting and dispositive control over securities beneficially held by China Direct Industries, Inc. whose address is 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

(4)	Guotong Chen has voting and dispositive control over the securities held by Shaoxing Red Green Blue Trading Co., Ltd.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by our shareholders:	-	-		-
Plans not approved by shareholders:	-	-	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time we engage in transactions with related parties.  The following is a summary of the related party transactions reflected on our consolidated balance sheet at December 31, 2010.

In July 2002, Shaoxing High School entered into a lease agreement with RGB Trading, Shaoxing High School’s sole shareholder, which covers approximately 102,720 square meters of land and 40,215 square meters of building space.  This lease which expired on December 31, 2010, provided for a total amount of approximately $2,871,167 to be paid over the term of the agreement.  In November 2010, Shaoxing High School entered into a new lease with RGB Trading for this property with a 10 year term expiring on December 31, 2020.  The November 2010 lease provides for an aggregate rental payment of approximately $4,537,000.  Shaoxing High School paid the total amount of rent in advance in December 2010 and Shaoxing High School will amortize the prepaid rent over the 10 year term of the November 2010 lease.

In July 2002, Shaoxing High School entered into an education service agreement with RGB Education, a related party, to provide education services during the period beginning August 1, 2002 through December 31, 2010.  Under the terms of the agreement, Shaoxing High School agreed to pay RGB Education a total amount of approximately $1,367,222 for the provided services.  In November 2010, the education service agreement was renewed for another 10 years, providing for an aggregate service fee of approximately $1,512,000 and will expire on December 31, 2020.  Shaoxing High School paid the total amount of education service fee in advance and Shaoxing High School will amortize the prepaid expense over the term of the agreement.

Shaoxing High School owes RGB Trading $506,187 for loans they made to us for working capital purposes as of December 31, 2010.  These advances are unsecured, non-interest bearing and due upon demand.

At December 31, 2010 China Education owes Jinjin Ye and Ruifeng Chen, the former shareholders of Hangzhou Technology, RMB 1,000,000 (approximately $151,245) as consideration for the 100% of the equity interests in Hangzhou Technology China Education acquired in November 2010.  This amount is due: 20% on December 2, 2010, 70% within 15 days after completion of the governmental registration of the equity transfer and the remaining 10% shall be paid within 2 years of the completion of equity transfer registration. Hangzhou Technology and China Education conduct their business in the PRC through contractual arrangements with the Shaoxing High School as discussed further below.

On December 31, 2010, Invictus, who received 10,000,000 shares of our common stock in connection with our acquisition of China Education, entered into a consulting and management agreement on our behalf with China Direct whereby China Direct will perform certain consulting and business advisory services for us, including advising us on financing matters, assistance with acquisitions, and coordination of SEC filings.  The term of the agreement is for one year, beginning January 1, 2011.  As compensation for China Direct’s services, Invictus agreed to transfer 200,000 shares of our common stock it received in the Share Exchange. The 200,000 shares to be issued to China Direct were valued at $210,000.  In addition, Invictus agreed to transfer an additional 400,000 shares of our common stock under this agreement as a bonus for China Direct’s work in connection with our December 2010 acquisition of China Education.

On December 31, 2010 China Bull Holding entered into a services agreement with China Bull Management to manage all aspects of our corporate management services business conducted by China Bull Holding.  The agreement is for an indefinite term and may be terminated by us, with or without cause at any time.  China Bull Management is entitled to compensation equal to all net revenues of China Bull Holding.

On February 22, 2011, we borrowed $150,000 from China Direct under the terms of a promissory note.  The proceeds will be used for working capital purposes.  The promissory note accrues interest at an annual rate of 6%.  The principal and accrued interest is due on February 21, 2012.

Related Person Transaction Policy

Our board of directors has not adopted a written Related Person Transaction Policy.  In the future, the Board will develop a written Related Person Transaction Policy that will require the board of directors to approve or ratify transactions between our company or one or more of our subsidiaries and any related person involving an amount in excess of $120,000. Under the Related Person Transaction Policy to be considered by the board, the board or audit committee will review the relevant facts of the proposed transaction and the interest of the related person in the transaction, and either approve or reject the proposed transaction. If a related person transaction that has not been previously approved or previously ratified is discovered, that transaction will be presented to the board of directors or audit committee for ratification. No director can participate in the deliberation or approval of any related person transaction in which such director is the related person.  This policy, which is under consideration by the board, will be applied to future related person transactions.

Director Independence

Neither of our directors is an “independent director” within the meaning of meaning of Rule 5605 of the NASDAQ Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Kenne Ruan, CPA, P.C. served as our independent registered public accounting firm for the fiscal years ended June 30, 2010 and June 30, 2009. Sherb & Co., LLP served as our independent registered public accounting firm for the 2010 transition period.  The following table shows the fees that were billed for the audit and other services provided by such firms for fiscal 2010, fiscal 2009 and the 2010 transition period.

	Transition period ended December 31, 2010	Year ended June 30, 2010	Year ended June 30, 2009
Audit Fees	$30,0000	$1,500	$1,500
Audit Related Fees	0	0	0
Tax Fees	0	0	0
All Other Fees	0	0	0
Total	$30,0000	$1,500	$1,500

Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees -- This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees -- This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees -- This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal 2010 and 2009 and the 2010 transition period were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3 of Form SB-2 filed on September 19, 2006).
3.2	By laws, as amended (Incorporated by reference to Exhibit 3.01 of Form 8-K filed on November 29, 2007).
10.1
Lease Agreement dated July 28, 2002 between Shaoxing Red Green Blue Trading Co. Ltd and Shaoxing China Textile City High School (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2010).

10.2
Education Service Agreement dated July 30, 2002 between Shaoxing China Textile City High School and Zhejiang Red Green Blue Education Group Co., Ltd (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 6, 2010).

10.3
Lease Agreement dated November 12, 2010 between Shaoxing Red Green Blue Trading Co. Ltd. and Shaoxing China Textile City High School (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 6, 2010).

10.4
Education Service Agreement dated November 12, 2010 between Shaoxing China Textile City High School and Zhejiang Red Green Blue Education Group Co., Ltd (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 6, 2010).

10.5
Share Pledge Agreement dated November 25, 2010 between Hangzhou Kunjiang Education Technology Co., Ltd. and Shaoxing Red Green Blue Trading Co., Ltd (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on January 6, 2010).

10.6
Power of Attorney dated November 25, 2010 between China Education Schools Co., Ltd and Guotong Chen (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on January 6, 2010).

10.7
Call Option Agreement dated November 25, 2010 between Shaoxing Red Green Blue Trading Co., Ltd and China Education Schools Co., Ltd (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on January 6, 2010).

10.8
Exclusive Cooperation Agreement dated November 25, 2010 between Hangzhou Kunjiang Education Technology Co., Ltd., Shaoxing Red Green Blue Trading Co., Ltd. and Shaoxing China Textile City High School (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on January 6, 2010).

10.9
Consulting Agreement dated December 31, 2010 between USChina Channel, Inc., China Direct Investments, Inc., CDI Shanghai Management Co., Ltd., and Capital One Resource Co., Ltd (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on January 6, 2010).

10.10
Service Agreement dated December 31, 2010 between China Bull Management, Inc., and China Bull Holding, Inc (Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on January 6, 2010).

10.11
Bill of Sale, Assignment and Assumption of Liability dated December 31, 2010 between USChina Channel and China Bull Holdings, Inc (Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on January 6, 2010).

10.12
Share Exchange Agreement dated December 31, 2010 between USChina Channel, Inc., Andrew Chien, China Education Schools, Ltd., and the Shareholders or China Education Schools, Ltd (Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on January 6, 2010).

10.14
Share Transfer Agreement dated November 25, 2010 between Jinjin Ye and China Education Schools Co., Ltd (Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on January 6, 2010).

10.14
Share Transfer Agreement dated November 25, 2010 between Ruifeng Chen and China Education Schools Co., Ltd (Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on January 6, 2010).

10.15	Promissory Note dated February 22, 2011 issued to China Direct Investments, Inc. in the principal amount of $150,000.*
10.16	Consulting and Management Agreement dated as of December 31, 2010 between Invictus Advisory Associates, Inc. and China Direct Investments, Inc.*
10.17	Cooperation Agreement dated November 15, 2010 between Hangzhou Pengtuo Animation Technology Co. Ltd. and Hangzhou Kunjiang Education Technology Co. Ltd.*
14.1	Code of Business Conduct and Ethics*
16.1	Letter of Keene Ruan, CPA, P.C. dated March 10, 2011 (Incorporated by reference to the Form 8-K filed on March 11, 2011).
21.1	Subsidiaries of the registrant.*
31.1	Section 302 Certificate of Chief Executive Officer.*
31.2	Section 302 Certificate of Principal Financial and Accounting Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USCHINA CHANNEL, INC.

Date: March 31, 2011	By: /s/ Joel Mason
Joel Mason, Chief Executive Officer and Chairman of the Board of Directors

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Joel Mason his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel Mason	Chief Executive Officer, President and Chairman (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011
Joel Mason

/s/ Andrew Chien	Director	March 31, 2011
Andrew Chien

USCHINA CHANNEL, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS
FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2010 AND THE YEARS ENDED JUNE 30, 2010 AND 2009
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
USChina Channel, Inc., and Subsidiaries

We have audited the accompanying consolidated balance sheet of USChina Channel, Inc., and Subsidiaries as of December 31, 2010 and the related consolidated statement of operations, stockholders' equity, and cash flows for the transition period the six months ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the combined financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USChina Channel, Inc., and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the transition period the six months ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Sherb & Co., LLP
Certified Public Accountants
New York, New York
March 31, 2011

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

/s/Kenne Ruan, CPA, P.C.

Woodbridge, CT

October 7, 2010

USCHINA CHANNEL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2010	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,594	$33,771
Prepaid expenses - related parties	604,979	-
Prepaid expenses and other current assets	143,683	-
Total current assets	804,256	33,771

Restricted cash	77,313	-
Prepaid expense - related parties	5,444,811	-
Goodwill	193,840	-
Intangibles, net	806,950
Property and equipment	490,710	-

Total assets	$7,817,880	$33,771

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$427,400	$-
Other payable	151,245	-
Due to related parties	506,157	-
Deferred revenue	1,056,991	-
Total current liabilities	2,141,793	-

Deferred revenue - long term	669,087	-

Total liabilities	2,810,880	-

STOCKHOLDERS' EQUITY:
Common stock: $.001 par value, 20,806,150 and 1,265,456 shares issued and outstanding at December 31, 2010 and June 30, 2010	20,806	1,265
Additional paid-in capital	20,668,211	170,023
Accumulated deficit	(15,682,017)	(137,517)
Total stockholders' equity	5,007,000	33,771
Total liabilities and stockholders' equity	$7,817,880	$33,771

The accompanying notes are an integral part of these consolidated financial statements.

USCHINA CHANNEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended	Year ended	Year ended
	December 31, 2010	June 30, 2010	June 30, 2009
Net revenues	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

Operating expenses:
General and administrative	15,544,586	99,425	16,866
Total operating expenses	(15,544,586)	(99,425)	(16,866)

Other income:
Interest income	86	344	669
Total other income	86	344	669

Net loss before income taxes	(15,544,500)	(99,081)	(16,197)
Provision for income taxes	-	-	-
Net loss	$(15,544,500)	$(99,081)	$(16,197)

Net loss per common share
Basic and diluted	$(11.33)	$(0.08)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	1,371,655	1,250,301	1,220,556

The accompanying notes are an integral part of these consolidated financial statements.

USCHINA CHANNEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common Stock, $0.001 Par Value
	Number of		Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2008	1,220,556	$1,220	$80,068	$(22,239)	$59,049
Comprehensive loss:
Net loss for the year				(16,197)	(16,197)

Balance, June 30, 2009	1,220,556	1,220	80,068	(38,436)	42,852

Shares returned for cancelled service	(100)
Common stock issued for services	42,500	42	84,958		85,000
Stock-based compensation	2,500	3	4,997		5,000
Comprehensive loss:
Net loss for the year				(99,081)	(99,081)

Balance, June 30, 2010	1,265,456	1,265	170,023	(137,517)	33,771

Common stock issued for services	14,740,694	14,741	15,462,988		15,477,729
Common stock issued in acquisition	4,800,000	4,800	5,035,200		5,040,000
Noncontrolling interest from acquisition					-
Comprehensive loss:
Net loss for the year				(15,544,500)	(15,544,500)

Balance, December 31, 2010	20,806,150	$20,806	$20,668,211	$(15,682,017)	$5,007,000

The accompanying notes are an integral part of these consolidated financial statements.

USCHINA CHANNEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31, 2010	Year Ended June 30, 2010	Year Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,544,500)	$(99,081)	$(16,197)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Common stock issued for services	15,477,729	85,000	-
Common stock issued for compensation of officer	-	5,000	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	33,000	-	-
NET CASH USED IN OPERATING ACTIVITIES	(33,771)	(9,081)	(16,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	55,594	-	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	55,594	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	-

NET INCREASE (DECREASE) IN CASH	21,823	(9,081)	(16,197)

CASH - beginning of fiscal year	33,771	42,852	59,049

CASH - end of period	$55,594	$33,771	$42,852

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of assets acquired-Shaoxing school	$7,624,040	$-	$-
Liabilities assumed-Shaoxing school	$2,777,880	$-	$-
Common stock issued for acquisitions	$5,040,000	$-	$-
Goodwill from acquisition	$193,840	$-	$-

The accompanying notes are an integral part of these consolidated financial statements
.

USChina Channel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010 and Years Ended June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND OPERATIONS

USChina Channel Inc (the “Company”, “we”, “us”) was formed on April 26, 2006 under the laws of the State of Nevada. Prior to the completion of the acquisition of China Education Services, Ltd., a British Virgin Islands company (“China Education”) on December 31, 2010, we had minimal operations.  On December 31, 2010, we transferred all of our assets and liabilities to our wholly-owned subsidiary, China Bull Holdings, Inc. and appointed Andrew Chien, our founder and former chief executive officer, as general manager of this company.  In addition, China Bull Holdings, Inc. entered into a management agreement with China Bull Management, Inc. to manage all aspects of the operations of China Bull Holdings, Inc.  Mr. Chien is a principal shareholder of China Bull Management, Inc.

On December 31, 2010, we consummated a Share Exchange Agreement (the “Share Exchange Agreement”) among us, Andrew Chien, China Education and its shareholders, Invictus Advisory Services, Inc. (“Invictus”) and Shaoxing Red Green Blue Trading Co., Ltd. (“RGB Trading”), who owned 100% of the outstanding shares of China Education (the “China Education Shareholders”).  Under the Share Exchange Agreement, we exchanged 14,800,000 shares of our common stock representing 92.1% of our then outstanding common stock for 100% of the issued and outstanding common stock of China Education (the “Share Exchange”).  As a result of the Share Exchange, China Education became our wholly-owned subsidiary.

China Education was formed on November 23, 2010 under the laws of the British Virgin Islands.  On November 25, 2010, China Education acquired 100% of the equity interests in Hangzhou Kunjiang Education Technology Co., Ltd. (“Hangzhou Technology”) from its shareholders Jinjin Ye and Ruifeng Chen for an aggregate of RMB 1,000,000 (approximately $151,245).  Hangzhou Technology was established as a wholly foreign owned enterprise under the laws of the PRC in November 2010 and is our principal operating subsidiary in the Peoples Republic of China (the “PRC”).  On November 25, 2010 China Education and Hangzhou Technology entered into a series of contractual arrangements with the Shaoxing China Textile City High School (“Shaoxing High School”) and its shareholders that enable us to:

•
Exercise effective control over the Shaoxing High School by having its shareholder pledge its equity interest in the Shaoxing High School to China Education and entrust all the rights to exercise its voting power over its ownership to China Education. There is no limitation on China Education’s rights to exercise the voting power over the Shaoxing High School or to obtain and dispose of the pledged equity interests in the Shaoxing High School by exercise of its call option or share pledge. China Education’s rights to obtain and dispose of the pledged equity interests in the Shaoxing High School by exercise of its call option or share pledge are subject to China Education’s designating other PRC persons or entities to acquire the pledged equity interests in order not to violate PRC laws that prohibit or restrict foreign ownership in middle and high schools;

•
Receive 65% of the Shaoxing High School’s pre-tax profits (90% if no taxes are paid) in consideration for technical support, marketing and management consulting services provided by Hangzhou Technology to the Shaoxing High School; and

•
Have an exclusive option to purchase all or part of the equity interests in the Shaoxing High School and all or part of the equity interest in its subsidiaries, as well as all or part of the assets of the Shaoxing High School, in each case when and to the extent permitted by applicable PRC law.

The Shaoxing High School holds the requisite licenses and permits necessary to conduct our education business in the PRC and operates a middle and high school in Shaoxing County of Zhejiang Province in the PRC.  After 8 years of development, Shaoxing High School has more than 2,800 students and over 200 staff members.  Due to PRC regulatory restrictions on foreign investments in education, we conduct our business in the PRC through contractual arrangements among China Education, Hangzhou Technology, and the Shaoxing High School, which is owned by Shaoxing County Red Green Blue Trading Co. Ltd (“RGB Trading”).  Shaoxing High School is a domestic PRC company in which we do not have direct or controlling equity interest but is a variable interest entity for which we are the primary beneficiary (see Note 3) and whose historical financial results have been consolidated in our financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

USChina Channel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010 and Years Ended June 30, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Effective December 31, 2010, we changed our fiscal year end from June 30 to December 31. We have defined various periods as follows:

•	“2010 transition period” — six month transition period from July 1, 2010 through December 31, 2010.
•	“fiscal 2011” — January 1, 2011 through December 31, 2011.
•	“fiscal 2010” — July 1, 2009 through June 30, 2010.
•	“fiscal 2009” — July 1, 2008 through June 30, 2009.

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of USChina Channel, Inc. and all of its subsidiaries, including those operating outside the United States of America, as of their respective dates of acquisition.  In addition, as of December 31, 2010 Shaoxing High School has been consolidated as a variable interest entity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10.  All intercompany account balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”).  In accordance with ASC Topic 830-20-35, the financial statements have been translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, expenses, gains and losses.  Net gains and losses resulting from foreign exchange transactions are reflected in the consolidated statements of operations.  Translation adjustments resulting from the translation of the local currency financial statements into U.S. dollars are reflected in other comprehensive income or loss.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  Translation of amounts from RMB into United States dollars has been made at the following exchange rates for the 2010 transition period:

Balance sheet	RMB 6.6118 to US$1.00
Statement of operations and comprehensive income	RMB 6.77875 to US$1.00

We had no foreign operations prior to the commencement of the 2010 transition period.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the fair value of our common stock issued in exchange for services, the estimated useful lives of property and equipment and estimates used in determining the fair value of assets and liabilities acquired in business combinations.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

USChina Channel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010 and Years Ended June 30, 2010 and 2009

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and restricted cash.  We deposit our cash with high credit quality financial institutions in the United States and the PRC.  At December 31, 2010, we had deposits of approximately $55,594 in banks in the PRC, as well as restricted cash, described below, in the amount of $77,313.  In the PRC, there is no equivalent of federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured.  We have not experienced any losses in such bank accounts through December 31, 2010.

Restricted Cash

Restricted cash pertains to cash on deposit in a bank account which is set up under the laws of the PRC, under which the Company’s revenues are required to be deposited into this bank account and directly managed by the Ministry of Finance People’s Republic of China.  We periodically apply funding and withdraw money from this bank account upon approval of the Ministry of Finance People’s Republic of China.  This bank account requires a minimum balance of RMB 500,000 (approximately $75,000).  At December 31, 2010 and June 30, 2010, restricted cash amounted to $77,313 and $0, respectively.

Property and equipment

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.  Leasehold improvements, if any, are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Fair value of financial instruments

The Company has adopted ASC Topic 820, “Fair Value Measurements”, for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values, generally due to short-term maturity of these instruments.

Revenue recognition

We follow the guidance of ASC 605, “Revenue Recognition,” for revenue recognition.  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee to the student is fixed or determinable, and collectability is reasonably assured.    Revenue is reported net of refunds.  The primary sources of our revenues are as follows:

i.
Tuition: Tuition is generally paid in advance and is initially recorded as deferred revenue. The Company collects tuition twice a year in September and February.  Tuition is refundable to students if they should withdraw, or be unable to complete their required courses. Tuition revenue for basic education services to middle school and high school is recognized ratably as the services are rendered, and is reported net of related surcharges and tuition refunds.

ii.
School Selection fee: The school selection fee is a one-time fee charged to new students. The school selection fee is refundable to students if they should withdraw, or be unable to complete their required courses. It is recognized ratably as each semester ended, and is reported net of refunds.

iii.	Dormitory fee: The Company provides dormitory services to the students and recognizes revenue ratably as the services are rendered.

iv.
Summer school course program: The Company provides a summer school course program to middle school and high school students and records revenue over the periods in which it is earned, generally the term of the program.

USChina Channel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010 and Years Ended June 30, 2010 and 2009

Deferred revenue reflects the unearned portion of the above sources of revenue.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Income taxes

We account for income taxes under ASC Section 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated Statements of operations in the period that includes the enactment date.

We have adopted ASC Section 740-10-25, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC Section 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  ASC Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC Section 740-10-25.

Noncontrolling Interest

Noncontrolling interests in our subsidiaries are recorded as a component of our equity, separate from the parent’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the noncontrolling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Basic and Diluted Earnings per share

Pursuant to ASC Subtopic 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. There were no potentially dilutive securities outstanding as of December 31, 2010.

USChina Channel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010 and Years Ended June 30, 2010 and 2009

Comprehensive income (loss)

Comprehensive income (loss), for the Company, consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) and Stockholders’ Equity.  Net loss was equal to comprehensive loss for all periods presented.

Recently issued accounting pronouncements

 The FASB issued Accounting Standards Update (ASU) No. 2010-20. Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, on July 21, 2010, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables.  This guidance is effective for interim and annual periods ending on or after December 15, 2010.  Adoption of this update did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC Topic 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets.  This guidance was effective on January 1, 2010.   The Company has adopted this guidance and it did not have an effect on the accompanying consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC Topic 505, “Equity,” and ASC Topic 260, “Earnings Per Share.”  This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such proposed standards would be material to its consolidated financial statements.

NOTE 3 – ACQUISITION

As further discussed in Note 1, on December 31, 2010, we acquired 100% of the outstanding shares of China Education in exchange for 14,800,000 shares of our common stock.  Through our acquisition of China Education, we also acquired its PRC-based subsidiary, Hangzhou Technology, and we acquired effective control of Shaoxing High School through the following contractual agreements (the “Shaoxing High School Control Agreements”):

•
Share Pledge Agreement.    Pursuant to the share pledge agreement, dated November 25, 2010, among Hangzhou Technology and RGB Trading, RGB Trading pledged all of its equity interest in the Shaoxing High School to Hangzhou Technology to secure the performance of the Shaoxing High School under an exclusive cooperation agreement, dated November 25, 2010, between Hangzhou Technology and the Shaoxing High School as described below. RGB Trading also agreed not to transfer, dispose of or otherwise directly or indirectly create any encumbrance over its equity interest in the Shaoxing High School, or take any actions that may reduce the value of its equity interest in the Shaoxing High School without the prior written consent of Hangzhou Technology.

•
Call Option Agreement.    Pursuant to the call option agreement, dated November 25, 2010, between RGB Trading as the sole shareholder of the Shaoxing High School, China Education or its designee has an option to purchase from RGB Trading, to the extent permitted under PRC laws, all or part of its equity interest in the Shaoxing High School in one or more installments in exchange for the issuance of 4,000 shares of China Education. China Education or its designee shall have sole discretion to decide when to exercise the option, whether in part or in full.

USChina Channel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010 and Years Ended June 30, 2010 and 2009

•
Power of Attorney.    Pursuant to the power of attorney dated November 25, 2010, RGB Trading irrevocably entrusted all the rights to exercise its voting power of the Shaoxing High School to China Education for an indefinite period of time.

•
Exclusive Cooperation Agreement.    Pursuant to the exclusive cooperation agreement, dated November 25, 2010, among Hangzhou Technology, the Shaoxing High School and RGB Trading, Hangzhou Technology has the exclusive right to provide to the Shaoxing High School technical and systems support, marketing consulting services, training for technical personnel and technical consulting services and to lend the Shaoxing High School funds from its fees under this agreement.  As payment for these services, the Shaoxing High School has agreed to pay Hangzhou Technology a service fee equal to 65% the Shaoxing High School’s pre-tax profit, or 90% of Shaoxing High School’s profit if there are no taxes due. Shaoxing High School is currently not subject to income tax in the PRC.  The initial term of this agreement is 20 years and the term can be renewed upon expiration. Hangzhou Technology has the unilateral right to adjust the level of the service fee based on the level of operations at the Shaoxing High School.

Of the 14,800,000 shares of the Company’s common stock issued to the China Education Shareholders in connection with this transaction, 4,800,000 shares were issued to RGB Trading and were deemed the purchase price of the transaction.  The 10,000,000 shares issued to the remaining China Education Shareholder, Invictus Advisory Associates, Inc. (“Invictus”) were charged to expense as a transaction fee in accordance with the provisions of ASC Topic 805.  In addition, we issued an additional 4,740,694 shares of our common stock to China Direct Investments, Inc. and its affiliates (“China Direct”) for services provided in connection with the transaction.  The fair value of our common stock at the date of the transaction was $1.05.  As a result, we recorded a total of $15,477,729 of non-cash transaction expenses in connection with the acquisition of China Education.

Based on the terms of the Shaoxing High School Control Agreements, we have determined that Shaoxing High School is treated as a variable interest entity for which we are the primary beneficiary.  As a result, Shaoxing High School has been consolidated into our financial statements as of December 31, 2010.

The transaction has been accounted for as a purchase acquisition.  The purchase price of $5,040,000 was allocated to the assets acquired and liabilities assumed at their fair values as of the acquisition date as follows:

Purchase price	$5,040,000

Net Assets Acquired:
Cash and cash equivalents	55,594
Prepaid expense-related parties	6,049,790
Prepaid expense	143,683
Favorable lease intangible	806,950
Restricted cash	77,313
Property and equipment	490,710
Total Assets	7,624,040

Accounts payable and accrued expenses	394,400
Other current liabilities	151,245
Due to related parties	506,157
Deferred revenue	1,726,078
Total liabilities	2,777,880

Net Assets acquired	4,846,160

Goodwill	$193,840

The favorable lease intangible was determined based on the Company’s evaluation of the prepaid rent under the terms of a ten-year lease Shaoxing High School had entered into with RGB Trading in November 2010.  This intangible asset will be amortized over the lease term of ten years.

USChina Channel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010 and Years Ended June 30, 2010 and 2009

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of China Education had occurred as of July 1, 2010, the beginning of the 2010 transition period:

Net revenues	$1,665,856
Cost of sales	932,771
Gross profit	733,085

Operating expenses:
General and administrative	16,344,511
Amortization of intangibles	80,695
Total operating expenses	16,425,206
Total operating loss	(15,692,121)

Other income:
Other income	11,920
Interest income	86
Subsidy income	10,556
Total other income	22,562

Net loss	$(15,669,559)
Less: loss attributable to
noncontrolling interest	15,386
Net loss attributable to USChina Channel Inc.	$(15,654,174)

Net loss per common share
Basic & diluted	$(11.41)
Weighted average number of shares outstanding:
Basic and diluted	1,371,656

The unaudited pro forma information does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be indicative of future results.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

In November 2010, Hangzhou Technology entered into a cooperation agreement with Hangzhou Pengtuo Animation Technology Co. Ltd. (“Hangzhou Pengtuo”) to jointly develop a three dimensional animated film.  Under the terms of this agreement, Hangzhou Pengtuo will be responsible for the overall development process including preliminary planning, animation, post processing, animation synthesis and an investment of RMB 450,000 (approximately $68,000).  Hangzhou Technology will be responsible for marketing, promotion and an investment of RMB 950,000 (approximately $144,000). The term of the agreement begins on November 15, 2010 and expires on November 15, 2015. Hangzhou Pengtuo expects to begin development of the animated film in February 2011 (see Note 13).  At December 31, 2010, our consolidated balance sheet includes prepaid expenses of $143,683 related to our contribution to this project.

USChina Channel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010 and Years Ended June 30, 2010 and 2009

NOTE 5 – PREPAID EXPENSES-RELATED PARTIES

Prepaid expenses-related parties consists of the following:

	December 31, 2010	June 30, 2010

Prepaid Rent	$4,537,342	$-
Prepaid education service fee	1,512,448	-
Total	6,049,790	-
Less: current portion	604,979	-
Long-term protion of prepaid expense	$5,444,811	$-

In August 2002, Shaoxing High School entered into a lease agreement with RGB Trading, which covered approximately 102,720 square meters of land and 40,215 square meters of building space.  Annual rent under the August 2002 lease was RMB 2,520,000 (approximately $381,000). This lease expired on December 31, 2010.  In November 2010, Shaoxing High School entered into a new lease agreement for a term of 10 years that begins on January 1, 2011 and will expire on December 31, 2020.  The December 2010 lease provides for annual rent of RMB 3,000,000 (approximately $453,700) over the 10 year term Shaoxing High School paid the total amount of rent due over the term of the lease in advance in December 2010 and amortizes the expense over the term of the lease.

In July 2002, Shaoxing High School entered into an education service agreement with Zhejiang Red Green Blue Education Group Co., Ltd, a related party (“RGB Education”), to provide education services during the period beginning August 1, 2002 through December 31, 2010.  In November 2010, the education service agreement was renewed for another 10 years, providing for an aggregate service fee of RMB 10,000,000 (approximately $1,512,000) and will expire on December 31, 2020.  Shaoxing High School paid the total amount of the education service fee in advance in December 2010 and amortizes the expense over the term of the agreement.  Under the terms of the education service agreement, RGB Education is responsible for organizing and arranging the hiring of personnel and additional services related to hiring each semester in consultation with Shaoxing High School. In addition, RGB Education has agreed to provide marketing and business development, teacher training, facilities management, security and transportation services under this agreement.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, consists of the following:

	Estimated Life	December 31, 2010	June 30, 2010

Automobiles	5 Years	$159,186	$-
Furniture, Fixtures, and Equipment	5 Years	331,524	-
		490,710	-
Less: Accumulated Depreciation		-	-
		$490,710	$-

All of the Company’s property and equipment were acquired on December 31, 2010 in connection with our acquisition of China Education.  As a result there was no depreciation expense in the transition period or for the years ended June 30, 2010 and 2009.

NOTE 7 – OTHER PAYABLES

Other payables consist of the amount due to the former shareholders of Hangzhou Technology. China Education acquired 100% of the equity interests in Hangzhou Technology from its shareholders Jinjin Ye and Ruifeng Chen for an aggregate of RMB 1,000,000 (approximately $151,245). This amount is due: 20% on December 2, 2010, 70% within 15 days after completion of the governmental registration of the equity transfer and the remaining 10% shall be paid within 2 years of the completion of equity transfer registration.

USChina Channel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010 and Years Ended June 30, 2010 and 2009

NOTE 8 – DEFERRED REVENUE

Deferred revenue consists of the following:

	December 31, 2010	June 30, 2010
Tuition and school selection fee	$1,655,804	$-
Dormitory	70,274	-
Total	1,726,078	-
Less: current protion	1,056,991	-
Long-term protion of deferred revenue	$669,087	$-

NOTE 9 – SHAREHOLDERS’ EQUITY

Preferred stock

In October 2009 our Board of Directors approved the creation of a series of 10,000 shares of class A preferred stock and 50,000,000 shares of class B preferred stock.  We have not filed an amendment to our Articles of Incorporation to authorize these classes of stock.  No rights or preferences related to either class of the preferred stock were established or authorized to be established at the time of authorization and we do not intend to file a charter amendment or otherwise issue any of these shares of preferred stock.

Common Stock

We have 75,000,000 shares of common stock, par value $.001, authorized. At December 31, 2010 there were 20,806,150 shares of common stock issued and outstanding and there were 1,265,456 shares of common stock issued and outstanding at December 31, 2009.

On December 31, 2010, under the Share Exchange described in Note 1 and in connection with the acquisition of China Education (see Note 3) we exchanged 14,800,000 shares of our common stock for 100% of the issued and outstanding common stock of China Education.  Of the shares of common stock we issued in the Share Exchange, 4,800,000 shares were deemed the purchase price and 10,000,000 shares were issued as a transaction fee.  Also on December 31, 2010, we entered into a Consulting Agreement with China Direct for services provided to us in connection with this acquisition.  We issued China Direct 4,740,694 shares of our common stock as compensation for these services.

On November 2, 2009, we issued 42,500 restricted shares to pay for third party consulting services, and 2,500 shares to Kin Yuet Li, our former secretary, for services he provided to us. These shares were valued at $2 per share.

NOTE 10 - INCOME TAXES

Shaoxing High School is registered as a private school under the laws of the PRC, and has obtained a 100% exemption from income taxes.  The components of loss before income taxes for the 2010 transition period and fiscal 2010 and 2009 consisted of the following:

	2010	Year ended June 30,
	Transition Period	2010	2009
U.S. operations	$(15,544,500)	$(99,081)	$(16,197)
Chinese operations	-	-	-
	$(15,544,500)	$(99,081)	$(16,197)

USChina Channel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010 and Years Ended June 30, 2010 and 2009

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate as follows:

		Year Ended June 30,
	Transition period Six Months Ended December 31, 2010	2010	2009
U.S. statutory rates	(34.0%)	(34.0%)	(34.0%)
Permanent difference	34.0%	31.0%	34.0%
U.S. loss – valuation allowance	-	3.0%	-
Total provision for income taxes	0.0%	0.0%	0.0%

We have a U.S. net operating loss carryforward for tax purposes totaling approximately $47,000 at December 31, 2010.  This net operating loss carryforward may be available to reduce future years’ taxable income, will expire through 2030 and is subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in control.  Management does not believe that it is more likely than not that we will generate sufficient taxable income in the future to be able to utilize our deferred tax assets, including our net operating loss carryforwards, based on our historical losses for United States income tax purposes.  Accordingly, we have provided a 100% valuation allowance on our net deferred tax assets.  Management will review this valuation allowance periodically and make adjustments as warranted.

Deferred tax assets and deferred tax liabilities reflect the net tax effects of temporary differences between financial statement carrying amounts and tax bases of assets and liabilities and for significant income and expense items recognized in different periods for tax and financial reporting purposes.  We have established a valuation allowance for those deferred tax assets for which it is more likely than not that utilization will not occur.  Our deferred tax assets as of December 31, 2010 June 30, 2010 are as follows:

	December 31, 2010	June 30, 2010
Net operating loss carryforward	$16,000	$16,000
Valuation allowance	(16,000)	(16,000)
Net deferred tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

We evaluate whether tax positions we have taken will more likely than not be sustained upon examination by the appropriate taxing authority.  We periodically reassess the validity of our conclusions regarding uncertain income tax positions to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  The impact of this reassessment for the 2010 transition period did not have any impact on our results of operations, financial conditions or liquidity.

NOTE 11 – STATUTORY RESERVE

Business corporations in China are generally required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entity’s registered capital or members’ equity.  Shaoxing High School is registered as a non-profit organization and is not required to appropriate any funds to a statutory reserve under PRC GAAP.

USChina Channel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010 and Years Ended June 30, 2010 and 2009

NOTE 12 - FOREIGN OPERATIONS

Substantially all of the Company’s operations are carried out and all of its assets are located in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC.  The Company’s business may be influenced by, among other things, changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuations and methods of taxation.

NOTE 13- COMMITMENTS

In November 2010, Hangzhou Technology entered into a cooperation agreement with Hangzhou Pengtuo Animation Technology Co. Ltd. (“Hangzhou Pengtuo”) to jointly develop a three dimensional animated film.  Under the terms of this agreement, Hangzhou Pengtuo will be responsible for the overall development process including preliminary planning, animation, post processing, animation synthesis and an investment of RMB 450,000 (approximately $68,000).  Hangzhou Technology will be responsible for marketing, promotion and an investment of RMB 950,000 (approximately $144,000). The term of the agreement begins on November 15, 2010 and expires on November 15, 2015. Hangzhou Pengtuo expects to begin development of the animated film in February 2011.  Also under the terms of the agreement, Hangzhou Pengtuo will receive 30% of the profits pertaining to this venture and Hangzhou Technology will receive 70% of the profits.

NOTE 14 – RELATED PARTY TRANSACTIONS

From time to time we engage in transactions with related parties.  The following is a summary of the related party transactions reflected on our consolidated balance sheet at December 31, 2010.

We have specified the following persons and entities as related parties with whom we have engaged in transactions in fiscal 2010 or have ending balances as of December 31, 2010:

•	China Bull Management” refers to China Bull Management, Inc., a Nevada corporation which is controlled by Andrew Chien, our former CEO and a current director of ours.

•	“China Direct” refers to China Direct Investments, Inc., a Florida corporation and a substantial shareholder of our company.

•	“Invictus” refers to Invictus Advisory Associates, Inc., a Florida corporation and substantial shareholder of our company.

•
“RGB Trading” refers to Shaoxing Red Green Blue Trading Co., Ltd., a limited liability company established under the laws of the PRC which is the sole shareholder of Shaoxing High School and is wholly owned by Ruifeng Chen, formerly a shareholder of Hangzhou Technology.

•	“RGB Education” refers to Zhejiang Red Green Blue Education Group, Ltd., a limited liability company established under the laws of the PRC which is wholly owned by Ruifeng Chen.

On December 31, 2010, Invictus, who became our largest shareholder upon the acquisition of China Education, entered into a consulting and management agreement on our behalf with China Direct, who is also a related party, whereby China Direct will perform certain consulting and business advisory services for us, including advising us on financing matters, assistance with acquisitions, and coordination of SEC filings.  The term of the agreement is for one year, beginning January 1, 2011.  As compensation for China Direct’s services, Invictus will transfer a total of 200,000 shares of our common stock previously issued to them in the Share Exchange, valued at $210,000, to China Direct.

At December 31, 2010 and June 30, 2010, we had advances due to RGB Trading in the amount of $506,157 and $0, respectively. These advances bear no interest, were due on demand, and were unsecured.

As more fully described in Note 5, in November 2010 Shaoxing High School entered into a 10-year lease agreement with RGB Trading and a ten-year service agreement with RGB Education.  Shaoxing High School paid the full amount of the rent due under the lease of approximately $4,537,000, and the entire service fee due under the service agreement of approximately $1,512,000, in advance.

USChina Channel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010 and Years Ended June 30, 2010 and 2009

At December 31, 2010 China Education owes Jinjin Ye and Ruifeng Chen, the former shareholders of Hangzhou Technology, RMB 1,000,000 (approximately $151,245) as consideration for the 100% of the equity interests in Hangzhou Technology China Education acquired in November 2010.  (See Note 7).

On December 31, 2010 China Bull Holding entered into a services agreement with China Bull Management to manage all aspects of our corporate management services business conducted by China Bull Holding.  The agreement is for an indefinite term and may be terminated by us, with or without cause at any time.  China Bull Management is entitled to compensation equal to all net revenues of China Bull Holding.

NOTE 15 – SUBSEQUENT EVENTS

On February 22, 2011, we borrowed $150,000 from China Direct under the terms of an unsecured promissory note.  The proceeds will be used for working capital purposes.  The promissory note accrues interest at an annual rate of 6%.  The principal and accrued interest is due on February 21, 2012.