Form 10-Q
period 2011-03-31
CHINA EDUCATION INTERNATIONAL, INC.
filed 2011-05-16
CIK 1367898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2011
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM: _____________ TO _____________

COMMISSION FILE NUMBER: 000-53247

CHINA EDUCATION INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4854568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2385 NW Executive Center Drive, Suite 100 Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

561-981-6277
 (Registrant’s telephone number, including area code)

USChina Channel Incorporation
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes  [  ] No

Indicate by check mark whether the registrant has been submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ]  Yes  [  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]  Yes  [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  20,806,150 shares of common stock are issued and outstanding as of May 11, 2011.

i

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES

OTHER PERTINENT INFORMATION

We maintain our web site at www.uschinachannel.net. Information on this web site is not a part of this report

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

·
“CEII” the “Company,” “we”, “us”, “ours,” and similar terms refers to China Education International, Inc., a Nevada corporation formerly known as USChina Channel Incorporation, a Nevada corporation, and our subsidiaries.

·	“China Bull Holding” refers to China Bull Holding, Inc., a Nevada corporation and a wholly owned subsidiary of ours.
·	“China Education” refers to China Education Services, Ltd., a British Virgin Islands company and a wholly owned subsidiary of ours.
·
“Hangzhou Technology” refers to Hangzhou Kunjiang Education and Technology Co., Ltd., a limited liability company established under the laws of the People’s Republic of China (the “PRC”) and a wholly owned subsidiary of ours.

·	“RMB” refers to the Chinese Renminbi, the national currency of the PRC.
·
“Shaoxing High School” refers to Shaoxing China Textile City High School, a Chinese company established under the laws of the PRC and a company affiliated with us and consolidated in our financial statements.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA EDUCATION INTERNATIONAL INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$154,936	$55,594
Due from related parties	359,291	-
Prepaid expense - related parties	610,678	604,979
Prepaid expense and other current assets	146,104	143,683
Total current assets	1,271,009	804,256

Restricted cash	78,042	77,313
Prepaid expense - related parties	5,343,430	5,444,811
Goodwill	193,840	193,840
Intangible, net	786,776	806,950
Property and equipment, net	467,474	490,710

Total assets	$8,140,571	$7,817,880

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$439,410	$427,400
Loan payable-related parties	150,000	-
Other payable	153,168	-
Due to related parties	52,593	657,402
Deferred revenue	1,652,938	1,056,991
Total current liabilities	2,448,109	2,141,793

Deferred revenue - long term	513,052	669,087

Total liabilities	2,961,161	2,810,880

SHAREHOLDERS' EQUITY:
Common stock: $.001 par value, 20,806,150 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	20,806	20,806
Additional paid-in capital	20,668,211	20,668,211
Shares subscribed	1,800,000	-
Accumulated deficit	(17,361,855)	(15,682,017)
Accumulated other comprehensive income	35,284	-
Total China Education International, Inc.'s shareholders' equity	5,162,446	5,007,000
Noncontrolling interest	16,964	-
Total shareholders' equity	5,179,410	5,007,000
Total liabilities and shareholders' equity	$8,140,571	$7,817,880

The accompanying notes are an integral part of the unaudited financial statements.

CHINA EDUCATION INTERNATIONAL INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Net revenues	$1,019,666	$-
Cost of sales	669,918	-
Gross profit	349,748	-

Operating expenses:
General and administrative
Consulting expense - related party	1,800,000	-
Other general and administrative expenses	211,691	2,081
Total operating expenses	2,011,691	2,081
Total operating loss	(1,661,943)	(2,081)

Other (expense) income:
Interest (expense) income	(931)	73
Total other (expense) income	(931)	73

Net loss	(1,662,874)	(2,008)

Net loss attributable to noncontrolling interest	(16,964)	-
Net loss attributable to China Education International, Inc.	(1,679,838)	(2,008)

Other comprehensive income:
Foreign currency translation	35,284	-
Comprehensive loss	$(1,644,554)	$(2,008)

Net loss per common share
Basic and diluted	$(0.08)	$-

Weighted average number of shares outstanding:
Basic and diluted	20,806,150	1,265,556

The accompanying notes are an integral part of the unaudited financial statements.

CHINA EDUCATION INTERNATIONAL INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,662,874)	$(2,008)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	35,159	-
Amortization for intangible asset	20,174	-
Amortization of prepaid expense - related parties	151,416	-
Common stock issued for services	1,800,000	-
Changes in assets and liabilities:
Prepaid expense and other current assets	(305)	-
Deferred revenue	417,581
Other payable	29,928	-
Accounts payable and accrued expenses	31,030	(519)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	822,109	(2,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Due from related parties	(358,132)	-
Purchase of equipment	(7,390)	-
Other deposit from officer	-	(147)
NET CASH USED IN INVESTING ACTIVITIES	(365,522)	(147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related parties advances	(507,928)	-
Proceeds from loan payable-related parties	150,000	-
NET CASH USED IN FINANCING ACTIVITIES	(357,928)	-

EFFECT OF EXCHANGE RATE ON CASH	683	-

NET INCREASE (DECREASE) IN CASH	99,342	(2,674)

CASH - beginning of period	55,594	36,657

CASH - end of period	$154,936	$33,983

The accompanying notes are an integral part of the financial statements.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – ORGANIZATION AND OPERATIONS

China Education International, Inc., formerly known as USChina Channel Incorporation (the “Company”, “we”, “us”) was formed on April 26, 2006 under the laws of the State of Nevada. Prior to the completion of the acquisition of China Education Services, Ltd., a British Virgin Islands company (“China Education”) on December 31, 2010, we had minimal operations.  On December 31, 2010, we transferred all of our assets and liabilities to our wholly-owned subsidiary, China Bull Holdings, Inc. and appointed Andrew Chien, our founder and former chief executive officer, as general manager of this company.  In addition, China Bull Holdings, Inc. entered into a management agreement with China Bull Management, Inc. to manage all aspects of the operations of China Bull Holdings, Inc.  Mr. Chien is a principal shareholder of China Bull Management, Inc.

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

The Shaoxing High School holds the requisite licenses and permits necessary to conduct our education business in the PRC and operates a middle and high school in Shaoxing County of Zhejiang Province in the PRC.  After 8 years of development, Shaoxing High School has more than 2,600 students and over 200 staff members.  Due to PRC regulatory restrictions on foreign investments in education, we conduct our business in the PRC through contractual arrangements among China Education, Hangzhou Technology, and the Shaoxing High School, which is owned by Shaoxing County Red Green Blue Trading Co. Ltd (“RGB Trading”).  Shaoxing High School is a domestic PRC company in which we do not have direct or controlling equity interest but is a variable interest entity for which we are the primary beneficiary (see Note 3) and whose historical financial results have been consolidated in our financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Effective December 31, 2010, we changed our fiscal year end from June 30 to December 31. We have defined various periods as follows:

•	“three months ended March 31, 2011” — January 1, 2011 through March 31, 2011.
•	“three months of fiscal 2010” — January 1, 2010 through March 31, 2010.
•	“2010 transition period” — July 1, 2010 through December 31, 2010. “fiscal 2011” – January 1, 2011 through December 31, 2011.

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented.  Financial results for interim periods are not necessarily indicative of results that should be expected for the full year.  The consolidated financial statements include the accounts of the Company, all of its subsidiaries, including those operating outside the United States of America, as of their respective dates of acquisition.  In addition, as of March 31, 2011 Shaoxing High School has been consolidated as a variable interest entity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10.  All intercompany account balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the fair value of our common stock issued in exchange for services, the estimated useful lives of property and equipment and estimates used in determining the fair value of assets and liabilities acquired in business combinations.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and restricted cash.  We deposit our cash with high credit quality financial institutions in the United States and the PRC.  At March 31, 2011, we had deposits of approximately $105,416 in banks in the PRC, as well as restricted cash, described below, in the amount of $78,042.  In the PRC, there is no equivalent of federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured.  We have not experienced any losses in such bank accounts through March 31, 2010.

Restricted Cash

Restricted cash pertains to cash on deposit in a bank account which is set up under the laws of the PRC, under which the Company’s revenues are required to be deposited into this bank account and directly supervised by the Ministry of Finance of People’s Republic of China.  We periodically apply funding and withdraw money from this bank account upon approval of the Ministry of Finance People’s Republic of China.  This bank account requires a minimum balance of RMB 500,000 (approximately $75,000).  At March 31, 2011 and December 31, 2010, restricted cash amounted to $78,042 and $77,313, respectively.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Revenue recognition
We follow the guidance of ASC 605, “Revenue Recognition”.  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee to the student is fixed or determinable, and collectability is reasonably assured.    Revenue is reported net of refunds.  The primary sources of our revenues are as follows:

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

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Basic and Diluted Earnings per share

Pursuant to ASC Subtopic 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. There were no potentially dilutive securities outstanding for the three months ended March 31, 2011 and 2010.

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

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

NOTE 3 – INTANGIBLE ASSETS

In connection with its acquisition of China Education on December 31, 2010, the Company recognized a favorable lease intangible asset related to its lease agreement with RGB Trading, which is being amortized over 10 years.  The balance related to the Company’s favorable lease is as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Favorable lease	$806,950	$806,950
Less: Accumulated Amortization	(20,174)	-
	$786,776	$806,950

The Company expects to recognize amortization expense of approximately $81,000 in each year over the term of the lease with RGB Trading. Amortization expense for the three months ended March 31, 2011 and 2010 was $ 20,174 and $ 0, respectively. See Note 8 – Related Party Transactions - Prepaid Expenses-Related Parties.

Also in connection with the acquisition of China Education on December 31, 2010, the Company recognized goodwill in the amount of $193,840.

We account for goodwill and other intangible assets in accordance with the provision of FASB ASC 350 “Intangible – Goodwill and Other”. We will conduct an impairment test on an annual basis and, in addition, if we notice any indication of impairment, we will conduct such test immediately.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, consists of the following:

	Estimated Life	March 31, 2011	December 31, 2010
		(Unaudited)
Automobiles	5 Years	$160,686	$159,186
Furniture, Fixtures, and Equipment	5 Years	342,061	331,524
		502,747	490,710
Less: Accumulated Depreciation		(35,273)	-
		$467,474	$490,710

Depreciation expense for the three months ended March 31, 2011 and 2010 was $35,159, and $0, respectively, as all of the Company’s property and equipment were acquired on December 31, 2010 in connection with our acquisition of China Education.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 5 – DEFERRED REVENUE

Deferred revenue consists of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Tuition and school selection fees	$1,973,471	$1,655,804
Dormitory fees	192,519	70,274
Total	2,165,990	1,726,078
Less: current portion	(1,652,938)	(1,056,991)
Long-term portion of deferred revenue	$513,052	$669,087

NOTE 6 - FOREIGN OPERATIONS

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

NOTE 7- COMMITMENTS

In November 2010, Hangzhou Technology entered into a cooperation agreement with Hangzhou Pengtuo Animation Technology Co. Ltd. (“Hangzhou Pengtuo”) to jointly develop a three dimensional animated film.  Under the terms of this agreement, Hangzhou Pengtuo will be responsible for the overall development process including preliminary planning, animation, post processing, animation synthesis and an investment of RMB 450,000 (approximately $68,000).  Hangzhou Technology will be responsible for marketing, promotion and an investment of RMB 950,000 (approximately $144,000), contributed in November 2010. The term of the agreement began on November 15, 2010 and expires on November 15, 2015. Also under the terms of the agreement, Hangzhou Pengtuo will receive 30% of the profits pertaining to this venture and Hangzhou Technology will receive 70% of the profits. At March 31, 2011, the development of the animated film was not commenced yet.

NOTE 8 – RELATED PARTY TRANSACTIONS

We have specified the following persons and entities as related parties with balances as of March 31, 2011 and December 31, 2010:

•	“China Direct” refers to China Direct Investments, Inc., a Florida corporation and a substantial shareholder of our company.

•	“Invictus” refers to Invictus Advisory Associates, Inc., a Florida corporation and substantial shareholder of our company.

•
“RGB Trading” refers to Shaoxing Red Green Blue Trading Co., Ltd., a limited liability company established under the laws of the PRC which is the sole shareholder of Shaoxing High School. and is majority owned by Guotong Chen, one of our principal shareholders..

•	“RGB Education” refers to Zhejiang Red Green Blue Education Group, Ltd., a limited liability company established under the laws of the PRC which is majority owned by Guotong Chen.

•	Jinjin Ye, is a former shareholder of Hangzbou Technology. Jinjin Ye currently holds the position of Chief Financial Officer of Hangbzou Technology.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Prepaid expenses-related parties

Prepaid expenses-related parties consist of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Prepaid rent	$4,465,581	$4,537,342
Prepaid education service fee	1,488,527	1,512,448
Total	5,954,108	6,049,790
Less: current portion	(610,678)	(604,979)
Long-term portion of prepaid expense	$5,343,430	$5,444,811

In November 2010, Shaoxing High School entered into a lease agreement with RGB Trading for a term of 10 years that began on January 1, 2011 and will expire on December 31, 2020.  The November 2010 lease, which covers approximately 102,720 square meters of land and 40,215 square meters of building space, all used by Shaoxing High School for educational facilities, provides for annual rent of RMB 3,000,000 (approximately $453,700) over the 10 year term. Shaoxing High School paid the total amount of rent due over the term of the lease in advance in December 2010 and amortizes the expense over the term of the lease.

In November 2010, Shaoxing High School renewed its education service agreement with RGB Education for 10 years, providing for an annual aggregate service fee of RMB 10,000,000 (approximately $1,512,000). This agreement will expire on December 31, 2020.  Shaoxing High School paid the total amount of the education service fee in advance in December 2010 and amortizes the expense over the term of the agreement.  Under the terms of the education service agreement, RGB Education is responsible for organizing and arranging the hiring of personnel and additional services related to hiring each semester in consultation with Shaoxing High School. In addition, RGB Education has agreed to provide marketing and business development, teacher training, facilities management, security and transportation services under this agreement.

Due from related parties

At March 31, 2011, we have a due from related parties of $359,291 which is short term loan to RGB Education. The term of this loan is three months which is due on June 23, 2011 and bears no interest.

Loan payable-related parties

On February 22, 2011, we borrowed $150,000 from China Direct under the terms of an unsecured promissory note.  The proceeds will be used for working capital purposes.  The promissory note accrues interest at an annual rate of 6%.  The principal and accrued interest is due on February 21, 2012.

Due to related parties

At March 31, 2011, we reported due to related parties balance of $52,593 comprised of the following:

•	$51,245 due to Jinjin Ye and Ruifeng Chen for the balance of consideration for the 100% equity interests in Hangzbou Technology China Education acquired in November 2010.
•	$937 due to China Direct for the interest of $150,000 loan for the three month ended March 31, 2011.
•	$411 due to China Direct for professional fees paid by China Direct on our behalf.

At December 31, 2010, we had due to related parties of $657,402 comprised of the following:

•	$506,157 due to RGB Trading for working capital.. These advances bear no interest, were due on demand, and were unsecured.
•	$151,245 due to Jinjin Ye and Ruifeng Chen for the consideration for the 100% of the equity interests in Hangzhou Technology China Education acquired in November 2010.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

         Invictus, China Direct and our company entered into a Consulting and Management Agreement as of December 31, 2010 whereby China Direct agreed to perform certain consulting and business advisory services for us, including advising us on financing matters, assistance with acquisitions, and coordination of SEC filings.  The term of the agreement is for one year, beginning January 1, 2011.  As payment for China Direct’s services, Invictus transferred to China Direct on February 15, 2011 a total of 600,000 shares of our common stock previously issued to Invictus under the Share Exchange Agreement.  These shares included 400,000 shares as a payment of a bonus for China Direct’s work in connection with our December 2010 acquisition of China Education and 200,000 shares as payment for consulting and advisory services which China Direct agreed to provide to us in 2011.  The 600,000 shares of our common stock were fully vested and non-forfeitable at the time of transfer and were valued at $1,800,000.

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

Common Stock

We have 75,000,000 shares of common stock, par value $.001, authorized. At March 31, 2011 and December 31, 2010 there were 20,806,150 shares of common stock issued and outstanding.

On December 31, 2010, under the Share Exchange Agreement described in Note 1 and in connection with the acquisition of China Education (see Note 3) we exchanged 14,800,000 shares of our common stock for 100% of the issued and outstanding common stock of China Education.  Of the shares of common stock we issued under the Share Exchange Agreement, 4,800,000 shares were deemed the purchase price of China Education and 10,000,000 shares were recorded as a transaction fee.  Also on December 31, 2010, we entered into a Consulting Agreement with China Direct for services provided to us in connection with this acquisition.  We issued China Direct 4,740,694 shares of our common stock as compensation for these services.

Additional paid in capital-Shares subscribed

On February 15, 2011, Invictus transferred to China Direct on our behalf a total of 600,000 shares of our common stock previously issued to Invictus under the Share Exchange Agreement, valued at $1,800,000 as compensation for services under the Consulting and Management Agreement entered into among Invictus, China Direct and our company as of December 31, 2010.  As a result, the Additional paid in capital-Shares subscribed reflects our obligation to reimburse Invictus for the 600,000 shares of our common stock it delivered to China Direct.

NOTE 10 - SUBSEQUENT EVENTS

        We have evaluated subsequent events through May 16, 2011, which is the date the financial statments were issued, and have concluded the subsequent events or transactions that took place which would require disclousure are as follows:

The Board of Directors of the Company approved a change of the Company’s name to China Education International, Inc. which was effective at the close of business on April 25, 2011.  The Board approved the name change in connection with an overall re-branding of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Transition Report on Form 10-K, for the transition period ended December 31, 2010.

Change in Fiscal Year End

Effective December 31, 2010, we changed our fiscal year end from June 30, to December 31.  We have defined various periods that are covered in this report as follows:

•	“2010 transition period” — the six month period from July 1, 2010 through December 31, 2010.
•	“first quarter of 2011” — January 1, 2011 through March 31, 2011.
•	“three months ended March 31, 2010” — January 1, 2010 through March 31, 2010.
•	“fiscal 2011” – January 1, 2011 through December 31, 2011.

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

Shaoxing High School is considered to be a domestic PRC company in which we do not have any direct or controlling equity interest.  However, based on the above-mentioned agreements Shaoxing High School qualifies as a variable interest entity of which we are the primary beneficiary and therefore has been consolidated into our financial statements effective as of the acquisition date of China Education, December 31, 2010, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP??.  As a result, our consolidated balance sheet as of December 31, 2010 reflected the assets and liabilities of Shaoxing High School, and we began consolidating the results of operations of Shaoxing High School with our results in the first quarter of fiscal 2011.

We operate the Shaoxing High School, a private primary education school for grades seven through twelve in Shaoxing County located in the Zhejiang Province in the PRC. Shaoxing High School offers unified national core curriculums such as Chinese, mathematics, physics, English, history, biology, and related primary courses. Established in 2002, Shaoxing High School operates on a 25 acre campus and offers 57 classes across six grades.  After eight years of development, Shaoxing High School has more than 2,600 students and over 200 staff members.

RESULTS OF OPERATIONS

Revenues for the first quarter of 2011 were $1.02 million, which were derived from tuition, school selection fees and dormitory fees we charged to 2,687 enrolled full time students. Cost of sales for the first quarter of 2011 was $0.67 million, resulting in a gross profit margin of 34.3%. Total operating expenses in the first quarter of 2011 were $2.01 million, which were primarily comprised of $1.8 million in share based consulting and management fee paid to China Direct and $0.21 million in general and administration expenses associated with our Shaoxing High School subsidiary, which mainly consisted of administrative staff compensation, utility expenses and routine office expenses. The fees paid to China Direct included 400,000 shares of our common stock valued at $1.2 million as a non-recurring payment for its work in connection with our December 2010 acquisition of China Education and 200,000 shares of our common stock valued at $600,000 as payment for consulting and advisory services which China Direct agreed to provide to us in 2011.  Our operating net loss of $1.66 million was primarily a result of the consulting fees we paid China Direct.

LIQUIDITY AND CAPITAL RESOURCES

 Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  As of March 31, 2011, we had a working capital of $0.48 million, exclusive of $1.65 million of deferred revenue, as compared to a working capital deficit of $028 million at December 31, 2010, exclusive of $1.06 of deferred revenue.  The following table summarizes the components of our working capital as of March 31 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010	Increase (decrease)	% Change
Cash and cash equivalents	$154,936	$55,594	$99,342	178.7%
Due from related parties	359,291	-	$359,291	N/A
Prepaid expense - related parties	610,678	604,979	$5,699	0.9%
Prepaid expense and other current assets	146,104	143,683	$2,421	1.7%
Total current assets	$1,271,009	$804,256	$466,753	58.0%

Accounts payable and accrued expenses	$439,410	$427,100	$12,310	2.9%
Loan payable - related parties	150,000	-	$150,000	N/A
Other payable	153,168	151,245	$1,923	1.3%
Due to related parties	52,593	506,157	$(453,564)	-89.6%
Deferred revenue - current portion	1,652,938	1,056,991	$595,947	56.4%
Total current liabilities	$2,448,109	$2,141,493	$306,616	14.3%

Due from related parties represented a short term non-interest bearing loan we issued to RGB Education for working capital purpose on March 24, 2011, which will mature on June 23, 2011.

Prepaid expense – related parties represents the current portion of prepaid rent and support services under the terms of ten-year agreements for which the entire amount due under the agreements ($4.5 million to RGB Trading and $1.5 million to RGB Education for the lease and service agreement, respectively) was paid in advance by Shaoxing High School prior to our acquisition of China Education. The payments were made through a reduction of related party receivables.

Prepaid expense and other current assets represent funds contributed by Hangzhou Technology in November 2010 to an animated cartoon development project.

Other payable represented the amount that remains outstanding to the former shareholders of Hangzhou Technology in connection with its acquisition by China Education in November 2010, as well as the amount Shaoxing High School received from students for text books purchase that Shaoxing High School had yet paid to the publishing houses. Other payable remained largely unchanged  and during the first quarter of fiscal 2011 reflected an increase of $0.10 million received from students to be paid for text books, partially offset by $0.10 million repaid to the former shareholders of Hangzhou Technology.

The decrease in due to related parties was the result of Shaoxing High School paid back the working capital advances from RGB Trading, a non-interest bearing and payable on demand advance, in the first quarter of 2011.

Our balance sheet also includes restricted cash as a non-current asset in the amount of $78,042 and $77,313 as of March 31, 2011 and December 31, 2010, respectively, in the form of cash deposit in a bank account set up under the laws of the PRC.  Our revenues are required to be deposited into this bank account and directly managed by the Ministry of Finance People’s Republic of China.  We periodically apply funding and withdraw money from this bank account upon approval of the Ministry of Finance People’s Republic of China.

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

Results of Operations – Shaoxing High School

In order to provide more meaningful information on our current business operations, the following discussion pertains to the results of operations of Shaoxing High School for the three month periods ended March 31, 2011 and 2010, which comprised of all our operating activities. The operating results for the three months ended March 31, 2010 were not reflected in our consolidated financial statements and notes thereto included in this report.  Therefore, the results of Shaoxing High School as shown in the table below are for reference purposes only and the following discussion should be read in conjunction with the Shaoxing High School financial statements and the notes thereto filed as Exhibit 99.1 to our Current Report on Form 8-K as filed with the  SEC on January 6, 2011.

	Three months ended March 31, 2011		Three months ended March 31, 2010		Increase (Decrease)	% Change

Revenues	$1,019,666	100.0%	$911,808	100.0%	$107,858	11.8%
Cost of revenues	$669,918	65.7%	$615,845	67.5%	$54,073	8.8%
Gross profit	$349,748	34.3%	$295,963	32.5%	$53,785	18.2%
Total operating expenses	$180,112	17.7%	$166,288	18.2%	$13,824	8.3%
Income from operations	$169,636	16.6%	$129,675	14.2%	$39,961	30.8%
Other income, net	$-	0.0%	$1,009	0.1%	$(1,009)	-100.0%
Net income	$169,636	16.6%	$130,684	14.3%	$38,952	29.8%

Net revenues for the three months ended March 31, 2011 were $1.02 million, an increase of $0.11 million, or 11.8%, compared to the same period in 2010.  The increase is mainly due to increased tuition and fees we charged to each student, which increased by $32, or 9.2%, period over period. In addition, the growth in enrollment contributed 2.4 percentage points of the revenue increase.

Cost of revenues, which is mainly comprised of teachers’ compensation and benefits, was $0.67 million for the three months ended March 31, 2011, an increase of 8.8% over the same period in 2010.  This increase is primarily due to compensation expense resulting from the increase in Chinese labor costs.

General and administrative expenses increased by $0.01 million, or 8.3%, to $0.18 million for the three months ended March 31, 2011, which is mainly due to increase in compensation and benefits of administrative staff.

In accordance with the current laws and regulations of the PRC, Shaoxing High School is registered as a private school that does not require reasonable returns.  Therefore it is exempt from business income tax.  Net income for Shaoxing High School for the three months ended March 31, 2011 increased by $0.04 million, or 29.8%, to $0.17 million, due to the increase in revenues and improved operational efficiency that resulted in both higher gross margin and operating margin.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that we are required to disclose.  In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations.  These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially includes:

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

These factors are discussed in greater detail under Item 1. Description of Business-Risk Factors in our Annual Report on Form 10-K for the transition period ended December 31, 2010 filed with the SEC on March 31, 2011.

 We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.  New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who also functions as our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO who also functions as our CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011. Our evaluation included business activities which were part of our company for the entire 2010 transition period and excluded China Education which was acquired on December 31, 2010 and represented approximately 100% of our current operations and consolidated total assets.

Based on this evaluation we concluded that as of March 31, 2010 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure as a result of the continuing material weakness in our internal control over financial reporting as previously identified in our Transition Report on Form 10-K for the transition period ended December 31, 2010.

A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant's financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Those specific material weaknesses identified by our management related to our inadequate number of personnel with the requisite expertise in U.S. GAAP to ensure the proper application thereof. Our internal accounting staff is primarily engaged in ensuring compliance with PRC accounting and reporting requirements and their U.S. GAAP knowledge is limited. As a result, our internal accounting staff is inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Management also determined that our lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

To remediate the material weaknesses in our internal control over financial reporting we intend to hire accounting staff that is experienced in the preparation of the financial statements and disclosures with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof.  We also plan to provide training to our accounting staff in various areas of U.S. GAAP.  In addition, we plan to recruit new independent members of our board of directors including the establishment of an Audit Committee. Management believes the actions will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weakness will be remediated by the end of fiscal 2011. As we work towards improvement of our internal control over financial reporting and implement remediation measures identified above, we may supplement or modify these remediation measures described above. Until such time, however, as we have completed these remediation efforts related to the material weaknesses in our internal control over financial reporting we expect to have continuing material weaknesses in our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our 2010 Transition Period Report on Form 10-K. There has been no material change in our risk factors from those previously discussed in the 2010 Transition Period Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  (REMOVED AND RESERVED).

    None.

ITEM 5.  OTHER INFORMATION.

On March 24, 2011, Shaoxing High School agreed to lend RGB Education RMB 2,353,391.89 (approximately $359,291) for a three month period starting on March 24, 2011 and ending on June 23, 2011 when the loan is due. The loan is unsecured and bears no interest.

ITEM 6.  EXHIBITS.

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

10.15
Promissory Note dated February 22, 2011 issued to China Direct Investments, Inc. in the principal amount of $150,000 (Incorporated by reference to the Transition Report on Form 10-K filed on March 31, 2011).

10.16
Consulting and Management Agreement dated as of December 31, 2010 between Invictus Advisory Associates, Inc. and China Direct Investments, Inc (Incorporated by reference to the Transition Report on Form 10-K filed on March 31, 2011).

10.17
Cooperation Agreement dated November 15, 2010 between Hangzhou Pengtuo Animation Technology Co. Ltd.
and Hangzhou Kunjiang Education Technology Co. Ltd (Incorporated by reference to the Transition Report on Form 10-K filed on March 31, 2011).

10.18	Loan Agreement dated March 24, 2011 between Zhejiang Red Green Blue Education Group Co., Ltd. and Shaoxing China Textile City Middle School.*
16.1	Letter of Keene Ruan, CPA, P.C. dated March 10, 2011 (Incorporated by reference to the Form 8-K filed on March 11, 2011).
21.1	Subsidiaries of the registrant (Incorporated by reference to the Transition Report on Form 10-K filed on March 31, 2011).
31.1	Section 302 Certificate of Chief Executive Officer.*
31.2	Section 302 Certificate of Principal Financial and Accounting Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION INTERNATIONAL, INC.

Date: May 16, 2011	By: /s/ Joel Mason
Joel Mason, Chief Executive Officer and Chairman of the Board of Directors