Form 10-Q
period 2011-06-30
CHINA EDUCATION INTERNATIONAL, INC.
filed 2011-08-12
CIK 1367898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2011
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
[X]  Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ X ]  Yes  [  ]  No

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
[  ]  Yes  [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  22,806,150 shares of common stock are issued and outstanding as of August 8, 2011.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

·
“CEII” the “Company,” “we”, “us”, “ours,” and similar terms refers to China Education International, Inc., a Nevada corporation formerly known as USChina Channel, Inc., a Nevada corporation, and our subsidiaries.

·	“China Bull Holdings” refers to China Bull Holdings, Inc., a Nevada corporation and a wholly owned subsidiary of ours.
·	“China Education” refers to China Education Services, Ltd., a British Virgin Islands company and a wholly owned subsidiary of ours.
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

·	“Lanhua School” refers to Pingtan Lanhua School, a Chinese company established under the laws of the PRC and a company affiliated with us and consolidated in our financial statements.
·	“Crown Union” refers to Crown Union Resources Limited, a British Virgin Islands company.

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$220,923	$55,594
Prepaid expenses - related parties	618,908	604,979
Prepaid expenses and other current assets	338,703	143,683
Total current assets	1,178,534	804,256

Restricted cash, net of current portion	128,495	77,313
Prepaid expenses - related parties	5,260,715	5,444,811
Goodwill	200,334	193,840
Intangible asset, net	1,738,801	806,950
Property and equipment, net	1,050,579	490,710
TOTAL ASSETS	$9,557,458	$7,817,880

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$606,569	$427,400
Loan payable - related parties	150,000	-
Due to related parties	666,735	657,402
Deferred revenue	644,585	1,056,991
Total current liabilities	2,067,889	2,141,793

Deferred revenue - longterm	356,205	669,087
Total liabilities	2,424,094	2,810,880
Shareholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 2,806,150 and 20,806,150 shares issued and outstanding	22,806	20,806
Additional paid in cpaital	22,266,211	20,668,211
Shares subscribed	1,800,000	-
Accumulated deficit	(17,136,808)	(15,682,017)
Accumulated other comprehensive income	118,106	-
Total China Education International, Inc. Shareholders' Equity	7,070,315	5,007,000
Noncontrolling interest	63,049	-
Total shareholders' equity	7,133,364	5,007,000
Total liabilities and shareholders' equity	$9,557,458	$7,817,880

The accompanying notes are an integral part of these financial statements.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$1,527,194	$-	$2,546,860	$-
Cost of revenues	885,014	-	1,554,932	-
Gross profit	642,180	-	991,928	-

OPERATING EXPENSES:
Selling expenses	46,580	-	46,580
Consulting expenses - related party	-	-	1,800,000	-
General and administrative expenses	338,042	265	549,733	2,346
Total operating expenses	384,622	265	2,396,313	2,346
Total operating income (loss)	257,558	(265)	(1,404,385)	(2,346)

Other income (expense):
Interest (expense) income	(1,804)	53	(2,735)	126
Other income	920	-	861	-
Subsidy income	14,517	-	14,517	-
Total other income	13,633	53	12,643	126
Net income (loss) before taxes	271,191	(212)	(1,391,742)	(2,220)
Income taxes	-	-	-	-
Net income (loss)	271,191	(212)	(1,391,742)	(2,220)

Net income attributable to noncontrolling interest	(46,085)	-	(63,049)	-
Net income (loss) attributable to China Education
International, Inc.	225,106	(212)	(1,454,791)	(2,220)

Other comprehensive income:
Foreign currency translation	55,923	-	91,207	-
Comprehensive income (loss)	$281,029	$(212)	$(1,363,584)	$(2,220)

NET EARNINGS (LOSS) PER COMMON SHARE:
Earnings (loss) per share - basic and diluted	$0.01	$(0.00)	$(0.07)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	21,465,491	1,250,301	21,137,642	1,250,301

The accompanying notes are an integral part of these financial statements.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,391,742)	$(2,220)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	119,330	-
Amortization	56,826	-
Common stock issued for services	1,800,000	-
Amortization of prepaid expense - related parties	306,204	-
Changes in assets and liabilities:
Restricted cash	54,225
Deferred revenue	(768,409)	-
Prepaid expenses and other current assets	(169,379)	-
Accounts payable and accrued expenses	(233,113)	(519)
NET CASH USED IN OPERATING ACTIVITIES	(226,058)	(2,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquistion	185,372	-
Purchase of equipment	(41,729)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	143,643	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	96,688	-
Proceeds from loan payable-related parties	150,000	-
Repayment of related party payable	-	(147)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	246,688	(147)

EFFECT OF EXCHANGE RATE ON CASH	1,056	-
NET INCREASE (DECREASE) IN CASH	165,329	(2,886)

CASH -beginning of period	55,594	36,657
CASH -end of period	$220,923	$33,771

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of assets acquired-Lanhua school	$1,897,869	$-
Liabilities assumed-Lanhua school	$304,363	$-
Common stock issued for acquisitions	$1,600,000	$-

The accompanying notes are an integral part of these financial statements.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND OPERATIONS

China Education International, Inc., formerly known as USChina Channel, Inc. (the “Company”, “we”, “us”) was formed on April 26, 2006 under the laws of the State of Nevada. Prior to the completion of the acquisition of China Education Services, Ltd., a British Virgin Islands company (“China Education”) on December 31, 2010, we had minimal operations.  On December 31, 2010, we transferred all of our assets and liabilities to our wholly-owned subsidiary, China Bull Holdings, Inc. and appointed Andrew Chien, our founder and former chief executive officer, as general manager of this company.  In addition, China Bull Holdings, Inc. entered into a management agreement with China Bull Management, Inc. to manage all aspects of the operations of China Bull Holdings, Inc.  Mr. Chien is a principal shareholder of China Bull Management, Inc.

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

China Education was formed on November 23, 2010 under the laws of the British Virgin Islands.  On November 25, 2010, China Education acquired 100% of the equity interests in Hangzhou Kunjiang Education Technology Co., Ltd. (“Hangzhou Technology”) from its shareholders, Jinjin Ye and Ruifeng Chen, for an aggregate of RMB 1,000,000 (approximately $151,245).  Hangzhou Technology was established as a wholly foreign owned enterprise under the laws of the PRC in November 2010 and is our principal operating subsidiary in the Peoples Republic of China (the “PRC”).  On November 25, 2010 China Education and Hangzhou Technology entered into a series of contractual arrangements with the Shaoxing China Textile City High School (“Shaoxing High School”) and its shareholders that enable us to:

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

On May 31, 2011, China Education and Hangzhou Technology entered into a series of agreements (the “Lanhua School Control Agreements”) with the members of Pingtan Lanhua School (the “Lanhua School”) which permits China Education to operate the Lanhua School and gave China Education the right to purchase all of the membership equity interests from the Lanhua school members as summarized below:

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
Exclusive Cooperation Agreement.  Pursuant to the exclusive cooperation agreement, dated May 31, 2011, between Hangzhou Technology and the Lanhua School, Hangzhou Technology has the exclusive right to provide to the Lanhua School technical and systems support, marketing consulting services, training for technical personnel and to lend the Lanhua School funds from its fees under this agreement.  As payment for these services, the Lanhua School has agreed to pay Hangzhou Technology a service fee equal to 65% the Lanhua School’s pre-tax profit (90% if there are no taxes due). Lanhua School has had a loss since its acquisition, the Company does not expect to recover these losses from the minority shareholders. Accordingly, the Company has consolidated 100% of these losses as of, and for the three and six months ended June 30, 2011. The initial term of this agreement is 20 years and the term can be renewed upon expiration by mutual agreement of the parties. Hangzhou Technology has the unilateral right to adjust the level of the service fee based on the level of operations at the Lanhua School.  The agreement can be terminated by mutual agreement, by written notice from the non-breaching party upon a breaching party’s failure to cure its breach, or by either party’s written notice upon non-performance of the agreement for 30 days as a result of any force majeure.

•
Share Pledge Agreement.    Pursuant to the share pledge agreement, dated May 31, 2011, among Hangzhou Technology and Qiming Weng, Xingbiao Lin and Qiude Chen, who collectively own 100% of the equity of the Lanhua School (the “Founders”), the Founders pledged all of their equity interest in the Lanhua School to Hangzhou Technology to secure the performance of the Lanhua School under the Exclusive Cooperation Agreement. The Founders also agreed not to transfer, dispose of or otherwise directly or indirectly create any encumbrance over their equity interest in the Lanhua School, or take any actions that may reduce the value of their equity interest in the Lanhua School without the prior written consent of Hangzhou Technology.

•
Power of Attorney.    Pursuant to the power of attorney dated May 31, 2011, the Founders irrevocably entrusted all the rights to exercise their voting power of the Lanhua School to China Education for an indefinite period of time.

•
Option Agreement. Pursuant to an agreement entered into between the Founders and Crown Union Resources Limited, a British Virgin Islands company (“Crown Union”), the Founders have a five year right to acquire up to 3,600,000 shares of our unregistered common stock (the “Acquisition Shares”) from Crown Union to be issued by China Education in consideration for the Lanhua School Agreements.

•
Call Option Agreement.    Pursuant to the call option agreement dated May 31, 2011 between China Education and the Founders, China Education or its designee has an option to purchase from the Founders, to the extent permitted under the laws of the Peoples Republic of China, all or part of their 100% equity interest in the Lanhua School (the “Equity Interest”) in one or more installments.  As payment for the rights under the Call Option Agreement, the Founders agreed that China Education shall have the right to offset the value of any other consideration they are entitled to receive in connection with this and its related agreements against the transfer price for the Equity Interest to the fullest extent permitted by Chinese law, and China Education and any third party designated by China Education shall not be required to make any cash payment to the Founders separately.

 Pingtan Lanhua School（"Lanhua School” or the “Company”）was established in 1998 by three individuals; Qiming Weng, Xingbiao Lin, and Qiudeng Chen. The school is located at Lianhua Mountain, Lancheng Village, Pingtan County, Fuzhou City, Fujian Province, China.  Lanhua School’s campus is located on 41,572 square meters of land and is comprised of 12 buildings. After 10 years of development, Lanhua School has approximately 3,500 students and approximately 200 teachers and support staff encompassing 6 grades and 60 classes under middle school and high school sections.  Lanhua School offers unified national education curriculum, such as language, mathematics, physics, English, history and biology.

Due to PRC regulatory restrictions on foreign investments in education, we conduct our business in the PRC through contractual arrangements among China Education, Hangzhou Technology, and the owners of Shaoxing High School and Lanhua School. Shaoxing High School and Lanhua School are domestic PRC companies in which we do not have a direct or controlling financial interest but are variable interest entities for which we are the primary beneficiary (see Note 2) and whose historical financial results have been consolidated in our financial statements effective as of the respective dates for which we acquired effective control, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Effective December 31, 2010, we changed our fiscal year end from June 30 to December 31. We have defined various periods as follows:

•	“three months ended June 30, 2011” — April 1, 2011 through June 30, 2011.
•	“three months end June 30, 2010” — April 1, 2010 through June 30, 2010.
•	“six months ended June 30, 2011” – January 1, 2011 through June 30, 2011.
•	“six months ended June 30, 2010” – January 1, 2010 through June 30, 2010.
•	“2010 transition period” — July 1, 2010 through December 31, 2010.
•	“fiscal 2011” – January 1, 2011 through December 31, 2011.

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting, and should be read in conjunction with our audited consolidated financial statements, notes thereto and related information contained in our Annual Report on Form 10-K for the year ended December 31, 2010.  The consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented.  Financial results for interim periods are not necessarily indicative of results that should be expected for the full year.  The consolidated financial statements include the accounts of the Company and all of its subsidiaries, including those operating outside the United States of America, as of their respective dates of acquisition.  In addition, Shaoxing High School and Lanhua School have been consolidated as variable interest entities, effective as of December 31, 2010 and May 31, 2011, respectively, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10.  All intercompany account balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and restricted cash.  We deposit our cash with high credit quality financial institutions in the United States and the PRC.  At June 30, 2011, we had deposits of $0.2 million in banks in the PRC, as well as restricted cash, described below, in the amount of $0.1 million.  In the PRC, there is no equivalent of federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured.  We have not experienced any losses in such bank accounts through June 30, 2011.

Restricted Cash

Restricted cash pertains to cash on deposit in a bank account which is set up under the laws of the PRC, under which the Company’s revenues are required to be deposited into this bank account and directly supervised by the Ministry of Finance of People’s Republic of China (the “Ministry of Finance”).  We periodically apply funding and withdraw money from this bank account upon approval of the Ministry of Finance.  This bank account requires a minimum balance of RMB 500,000 (approximately $75,000 or not less than either 15% of the Company’s revenues or the aggregate amount of three months’ salaries for all of the Company’s employees.  At June 30, 2011 and December 31, 2010, restricted cash amounted to $0.1 million.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Fair value of financial instruments

The Company has adopted ASC Topic 820, “Fair Value Measurements”, for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values, generally due to the short-term maturity of these instruments.

Revenue recognition

We follow the guidance of ASC 605, “Revenue Recognition”.  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee to the student is fixed or determinable, and collectability is reasonably assured.    Revenue is reported net of refunds.  The primary sources of our revenues are tuition and dormitory fees.  Tuition is generally paid in advance and is initially recorded as deferred revenue. The Company collects tuition twice a year, during the months of September and February.  Tuition is refundable to students if they should withdraw, or be unable to complete their required courses. Tuition and dormitory fees are recognized ratably as the services are rendered, and are reported net of related surcharges and tuition refunds. Deferred revenue reflects the unearned portion of these revenue streams.

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

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In accordance with the current laws and regulations of the PRC, Shaoxing High School is registered as a private school whose shareholders will not receive returns from net incomes from Shaoxing High School.  Therefore it is exempt from business income tax.  Lanhua School is registered as a private school that requires reasonable returns, and is therefore subject to a 25% income tax rate.

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

Lanhua School has generated losses since its acquisition on May 31, 2011. We do not expect to recover these losses from the Lanhua shareholder. As a result, we consolidated 100% of these losses for the three months ended June 30, 2011.

Basic and Diluted Earnings per share

Pursuant to ASC Subtopic 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. There were no potentially dilutive securities outstanding for the three and six months ended June 30, 2011 and 2010.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations.

Recently issued accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC Topic 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets.  This guidance was effective on January 1, 2010.   The Company has adopted this guidance and it did not have an effect on the accompanying consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC Topic 505, “Equity,” and ASC Topic 260, “Earnings Per Share.”  This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such proposed standards would be material to its consolidated financial statements.

NOTE 3 – ACQUISITION

As further discussed in Note 1, on May 31, 2011 we acquired effective control of Lanhua School through the Lanhua School Control Agreements. In connection with this transaction, we issued 2,000,000 shares of our common stock, valued at $1.6 million, to Crown Union, which then issued the shares to the Founders, in accordance with the terms of the Lanhua School Control Agreements. The Founders have the opportunity to receive an additional 1,600,000 shares of our common stock if Lanhua School meets certain revenue and earnings targets during the two year period ending June 30, 2013.

Based on the terms of the Lanhua School Control Agreements, we determined that Lanhua School is a variable interest entity for which we are the Primary Beneficiary. As a result, the transaction has been accounted for as a purchase acquisition.  The purchase price of $1.6 million was allocated to the assets acquired and liabilities assumed at their fair values as of the acquisition date as follows:

Purchase price	$1,600,000

Net Assets Acquired:
Cash and cash equivalents	185,372
Other current assets	20,493
Favorable lease intangible	988,677
Restricted cash	103,985
Other assets	3,425
Property and equipment	595,917
Total Assets	1,897,869

Accounts payable and accrued expenses	138,033
Deferred revenue	166,330
Total liabilities	304,363
Net Assets acquired	1,593,506
Goodwill	$6,494

The favorable lease intangible was determined based on the Company’s evaluation of the arrangement Lanhua School has with the Founders whereby Lanhua School conducts its operations in facilities owned by the Founders with the Founders forgoing a rental fee.  This intangible asset will be amortized over a period of five years.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Lanhua School had occurred as of January 1, 2011:

For the six months ended June 30, 2011
Net revenues	$3,376,329
Cost of sales	2,212,061
Gross profit	1,164,268
Operating expenses:
Selling expense	46,580
General and administrative	2,504,268
Amortization of intangibles	139,216
Total operating expenses	2,690,064
Total operating loss	(1,525,796)
Other income:
Other income	473
Interest expense	(2,613)
Subsidy income	46,677
Total other income	44,537
Net loss before income taxes	(1,481,259)
Income taxes	5,106
Net loss	(1,486,365)
Net income attributable to noncontrolling interest	(63,049)
Net loss attributable to China Education International, Inc.	$(1,549,414)

Net loss per common share - basic and diluted	$(0.07)

The unaudited pro forma information does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be indicative of future results.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

In connection with its acquisition of China Education on December 31, 2010, the Company recognized a favorable lease intangible asset related to its lease agreement with RGB Trading (see Note 9), which is being amortized over 10 years.  In connection with its acquisition of Lanhua School on May 31, 2011, the Company recognized a favorable lease intangible asset related to its arrangement with the shareholders of Lanhua School (see Note 3), which is being amortized over 5 years.  The balance related to the Company’s favorable lease is as follows:

	June 30, 2011	December 31, 2010
	(unaudited)
Favorable lease-Shaoxing School	$806,950	$806,950
Favorable lease-Lanhua School	988,677	-
	1,795,627	806,950

Less: Accumulated Amortization	(56,826)	-
	$1,738,801	$806,950

The Company expects to recognize amortization expense of approximately $198,000 and $81,000 in each year in connection with the intangibles related to Shaoxing High School and Lanhua School, respectively.  Amortization expense for the six months ended June 30, 2011 and 2010 was $56,826 and $ 0, respectively.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the acquisition of China Education on December 31, 2010, the Company recognized goodwill in the amount of $193,840.  In connection with the acquisition of Lanhua School on May 31, 2011, the Company recognized goodwill in the amount of $6,494.  We account for goodwill and other intangible assets in accordance with the provision of FASB ASC 350 “Intangibles – Goodwill and Other.” We conduct impairment testing on goodwill at least annually, or sooner when indications of an impairment exist.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, consists of the following:

	Estimated Life	June 30, 2011	December 31, 2010
		(unaudited)
Automobiles	5 Years	$154,596	$159,186
Buildings	10-20 Years	421,160	-
Furniture, Fixtures, and Equipment	3-10 Years	572,264	331,524
Other		3,433	-
Construction in progress		18,456	-
		1,169,909	490,710
Less: Accumulated Depreciation		(119,330)	-
		$1,050,579	$490,710

Depreciation expense for the six months ended June 30, 2011 and 2010 was $119,330, and $0, respectively, as all of the Company’s property and equipment were acquired on December 31, 2010 and May 31, 2011 in connection with our acquisition of China Education and Lanhua School.

NOTE 6 – DEFERRED REVENUE

Deferred revenue consists of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
Tuition and school selection fees	$1,000,790	$1,655,804
Dormitory fees	-	70,274
Total	1,000,790	1,726,078

Less: current portion	(644,585)	(1,056,991)
Long-term protion of deferred revenue	$356,205	$669,087

NOTE 7 - FOREIGN OPERATIONS

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

NOTE 8- COMMITMENTS

In November 2010, Hangzhou Technology entered into a cooperation agreement with Hangzhou Pengtuo Animation Technology Co. Ltd. (“Hangzhou Pengtuo”) to jointly develop a three dimensional animated film.  Under the terms of this agreement, Hangzhou Pengtuo will be responsible for the overall development process including preliminary planning, animation, post processing, animation synthesis and an investment of RMB 450,000 (approximately $68,000).  Hangzhou Technology will be responsible for marketing, promotion and an investment of RMB 950,000 (approximately $147,000), which was contributed in November 2010 and is reflected in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The agreement expires on November 15, 2015. Under the terms of the agreement, Hangzhou Pengtuo will receive 30% of the profits pertaining to this venture and Hangzhou Technology will receive 70% of the profits. As of June 30, 2011, the development of the animated film has not commenced.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS

We have specified the following persons and entities as related parties with balances as of June 30, 2011 and December 31, 2010:

●	“China Direct” refers to China Direct Investments, Inc., a Florida corporation and a substantial stockholder of the Company.
●	Invictus, a Florida corporation and substantial stockholder of the Company.
●	RGB Trading, which in addition to being the sole stockholder of Shaoxing High School, is majority owned by Guotong Chen, one of our principal stockholders.
●	“RGB Education” refers to Zhejiang Red Green Blue Education Group, Ltd., a limited liability company established under the laws of the PRC which is majority owned by Guotong Chen.
●	Jinjin Ye, is a former stockholder of Hangzbou Technology. Jinjin Ye currently holds the position of Chief Financial Officer of Hangbzou Technology.

Prepaid expenses-related parties

Prepaid expenses-related parties consist of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Prepaid rent	$4,409,715	$4,537,342
Prepaid education service fee	1,469,908	1,512,448
Total	5,879,623	6,049,790
Less: current portion	(618,908)	(604,979)
Long-term portion of prepaid expense	$5,260,715	$5,444,811

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

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Due to related parties

Due to related parties of $666,735 at June 30, 2011 is comprised of the following:

●	$51,245 due to Jinjin Ye and Ruifeng Chen for the outstanding balance of consideration for the 100% equity interests in Hangzbou Technology, which we acquired in November 2010.
●	$3,296 due to China Direct for interest accrued on the $150,000 loan through June 30, 2011 and for professional fees paid by China Direct on our behalf.
●	$612,194 due to RGB Trading for working capital advances. These advances bear no interest, are due on demand, and are unsecured.

At December 31, 2010, we had due to related parties of $657,402 comprised of the following:

●	$506,157 due to RGB Trading for working capital advances. These advances bear no interest, were due on demand, and were unsecured.
●	$151,245 due to Jinjin Ye and Ruifeng Chen for the consideration for the outstanding balance of consideration for the 100% equity interests in Hangzbou Technology, which we acquired in November 2010.

Invictus, China Direct and the Company entered into a Consulting and Management Agreement as of December 31, 2010 whereby China Direct agreed to perform certain consulting and business advisory services for us, including advising us on financing matters, assistance with acquisitions, and coordination of SEC filings.  The term of the agreement is for one year, beginning January 1, 2011.  As payment for China Direct’s services, Invictus transferred to China Direct on February 15, 2011 a total of 600,000 shares of our common stock previously issued to Invictus under the Share Exchange Agreement.  These shares included 400,000 shares as a payment of a bonus for China Direct’s work in connection with our December 2010 acquisition of China Education and 200,000 shares as payment for consulting and advisory services which China Direct agreed to provide to us in 2011.  The 600,000 shares of our common stock were fully vested and non-forfeitable at the time of transfer and were valued at $1,800,000.

NOTE 10 – SHAREHOLDERS’ EQUITY

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

Common Stock

We have 75,000,000 shares of common stock, par value $.001, authorized. At June 30, 2011 and December 31, 2010 there were 22,806,150 and 20,806,150 shares of common stock issued and outstanding.  We issued 2,000,000 shares of common stock to Crown Union in connection with the Lanhua School transaction on May 31, 2011.

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

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – SUBSEQUENT EVENT

On August 2, 2011, we entered into a series of agreements with Hefei Meihua Vocational Training School, a Chinese company (the “Meihua Training School”), located in Hefei City, Anhui Province, China, and its shareholders which permit us to operate the Meihua Training School and the right to purchase all of its equity interests from its shareholders.  These agreements are similar to the Shaoxing High School and Lanhua School Control Agreements.
 Established in April, 2011 the Meihua Training School provides non-academic training programs that include advertising design, e-commerce, secretarial, logistics, marketing and business management courses.  The Meihua Training School has approximately 700 students enrolled in its programs.  In exchange for entering these agreements, we transferred 2,000,000 shares of our common stock, valued at $6,000,000 to the founders of the Meihua Training School. The founders will have the opportunity to acquire an additional 1,000,000 shares of our common stock upon achieving certain financial performance targets during the period July 1, 2011 through June 30, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Transition Report on Form 10-K for the transition period ended December 31, 2010.

Change in Fiscal Year End

Effective December 31, 2010, we changed our fiscal year end from June 30, to December 31.  We have defined various periods that are covered in this report as follows:

●	“2010 transition period” — the six month period from July 1, 2010 through December 31, 2010.
●	“second quarter of 2011” — April 1, 2011 through June 30, 2011.
●	“three months ended June 30, 2010” — April 1, 2010 through June 30, 2010.
●	“six months ended June 30, 2010” – January 1, 2010 through June 30, 2010.
●	“fiscal 2011” – January 1, 2011 through December 31, 2011.

Overview

Prior to our acquisition of China Education on December 31, 2010, we did not generate any revenues and had minimal operations during the 2010 transition period and prior.  On December 31, 2010 we acquired China Education through a Share Exchange Agreement (the “Share Exchange Agreement”) among us, Andrew Chien, China Education and its stockholders who owned 100% of the outstanding shares of China Education (the “China Education Shareholders”).  China Education was formed on November 23, 2010 under the laws of the British Virgin Islands. On November 25, 2010, China Education acquired 100% of the equity interest in Hangzhou Technology from its shareholders Jinjin Ye and Ruifeng Chen for RMB 1,000,000 (approximately $151,000).

Under the Share Exchange Agreement, we exchanged 14,800,000 shares of our common stock representing 92.1% of our then outstanding common stock for 100% of the issued and outstanding common stock of China Education (the “Share Exchange”). As a result of the consummation of the Share Exchange, China Education became a wholly-owned subsidiary of the Company.  In connection with the acquisition of China Education, we entered into a Consulting Agreement dated December 31, 2010 with China Direct for services provided to us in connection with this acquisition.  We issued China Direct 4,740,694 shares of our common stock as compensation for these services. In addition, on December 31, 2010, Invictus entered into a consulting and management agreement on our behalf with China Direct whereby China Direct agreed to perform certain consulting and business advisory services for us, including advising us on financing matters, assistance with acquisitions, and coordination of SEC filings.  The term of the agreement is for one year, beginning January 1, 2011.  As compensation for China Direct’s services under this agreement, Invictus transferred 200,000 shares of our common stock previously received in the Share Exchange to China Direct. In accordance with the terms of this agreement, Invictus also transferred an additional 400,000 shares of our common stock to China Direct as a bonus for China Direct’s work in connection with our acquisition of China Education. We plan to reimburse Invictus for this transfer by issuing to them an additional 600,000 shares of our common stock during the third quarter of fiscal 2011.

Hangzhou Technology, our principal operating subsidiary in the People’s Republic of China (the “PRC”), was established as a private limited liability company under the laws of the PRC in November 2010.  Due to PRC regulatory restrictions on foreign investments in education for students in grades one through 12, we conduct our business in the PRC through contractual arrangements among China Education, Hangzhou Technology, and the Shaoxing High School, which is owned by RGB Trading.  These agreements provide us with substantial ability to control the Shaoxing High School, and we have obtained an option to purchase all of the equity interests of the Shaoxing High School. These agreements (the “Shaoxing High School Control Agreements”) include:

           Share Pledge Agreement.    Pursuant to the share pledge agreement, dated November 25, 2010, among Hangzhou Technology and RGB Trading, RGB Trading pledged all of its equity interest in the Shaoxing High School to Hangzhou Technology to secure the performance of the Shaoxing High School under an exclusive cooperation agreement, dated November 25, 2010, between Hangzhou Technology and the Shaoxing High School as described below. RGB Trading also agreed not to transfer, dispose of or otherwise directly or indirectly create any encumbrance over its equity interest in the Shaoxing High School, or take any actions that may reduce the value of its equity interest in the Shaoxing High School without the prior written consent of Hangzhou Technology.

           Call Option Agreement.    Pursuant to the call option agreement, dated November 25, 2010, between RGB Trading as the sole shareholder of the Shaoxing High School, China Education or its designee has an option to purchase from RGB Trading, to the extent permitted under PRC laws, all or part of its equity interest in the Shaoxing High School in one or more installments in exchange for the issuance of 4,000 shares of China Education. China Education or its designee shall have sole discretion to decide when to exercise the option, whether in part or in full.

           Power of Attorney.    Pursuant to the power of attorney dated November 25, 2010, RGB Trading irrevocably entrusted all the rights to exercise its voting power of the Shaoxing High School to China Education for an indefinite period of time.

           Exclusive Cooperation Agreement.    Pursuant to the exclusive cooperation agreement, dated November 25, 2010, among Hangzhou Technology, the Shaoxing High School and RGB Trading, Hangzhou Technology has the exclusive right to provide to the Shaoxing High School technical and systems support, marketing consulting services, training for technical personnel and technical consulting services and to lend the Shaoxing High School funds from its fees under this agreement.  As payment for these services, the Shaoxing High School has agreed to pay Hangzhou Technology a service fee equal to 65% the Shaoxing High School’s pre-tax profit, or 90% of Shaoxing High School’s profit if there are no taxes due. Shaoxing High School is currently not subject to income tax in the PRC.  The initial term of this agreement is 20 years and the term can be renewed upon expiration. Hangzhou Technology has the unilateral right to adjust the level of the service fee based on the level of operations at the Shaoxing High School.

Shaoxing High School is a private primary education school for grades seven through twelve in Shaoxing County located in the Zhejiang Province in the PRC. Shaoxing High School offers unified national core curriculums such as Chinese, mathematics, physics, English, history, biology, and related primary courses. Established in 2002, Shaoxing High School operates on a 25 acre campus and offers 57 classes across six grades.  After eight years of development, Shaoxing High School has more than 2,600 students and over 200 staff members.

On May 31, 2011, we entered into a series of agreements with the members of Pingtan Lanhua School (the “Lanhua School”) which permits China Education to operate the Lanhua School and gave China Education the right to purchase all of the membership equity interests from the Lanhua school. These agreements gave us effective control of the Lanhua School. The members of Lanhua School received 2,000,000 shares of our common stock valued at $1.6 million in connection with this transaction. Based on the terms of these agreements, we have determined that the Lanhua School is a variable interest entity for which we are the primary beneficiary. As a result, we have consolidated the assets, liabilities and results of operations of Lanhua School into our financial statements effective as of May 31, 2011.
Lanhua school is located at Lianhua Mountain, Lancheng Village, Pingtan County, Fuzhou City, Fujian Province, China. Lanhua School’s campus is located on 41,572 square meters of land and is comprised of 12 buildings. After 10 years of development, Lanhua School has approximately 3,500 students and approximately 200 teachers and support staff encompassing 6 grades and 60 classes under middle school and high school sections.  Lanhua School offers unified national education curriculum, such as language, mathematics, physics, English, history and biology.

Shaoxing High School and the Lanhua School are considered to be domestic PRC companies in which we do not have a controlling financial interest.  However, based on the above-mentioned agreements both Shaoxing High School and Lanhua School qualify as variable interest entities for which we are the primary beneficiary, and therefore have been consolidated into our financial statements effective as of the acquisition date of China Education, December 31, 2010, for Shaoxing High School and May 31, 2011 for the Lanhua School, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

RESULTS OF OPERATIONS

Prior to December 31, 2010, the date we acquired China Education, we had minimal operations, did not record any revenues and had no operating assets.  Therefore, our results of operations and cash flows for the six months ended June 30, 2011 are not comparable to the six months ended June 30, 2010.  For the three and six months ended June 30, 2010, we recorded net losses of $0, and $2,000, respectively, and had de minimus cash flows. Our results of operations include the results of Shaoxing High School effective as of January 1, 2011 and the results of the Lanhua School effective as of June 1, 2011.

Three Months Ended June 30, 2011

Revenues for the second quarter of 2011 were $1.5 million and were derived from tuition, school selection fees and dormitory fees. Cost of sales for the second quarter of 2011 was $0.9 million, resulting in a gross profit margin of 42.0%. Total operating expenses in the second quarter of 2011 were $0.4 million, and were primarily comprised of general and administrative expenses associated with our Shaoxing High School and Lanhua School subsidiaries, including administrative staff compensation, utility expenses and routine office expenses.  We reported net income for the second quarter of $0.3 million, which was primarily a function of the operating results of Shaoxing High School, which generated $0.4 million of net income, partially offset by professional fees and other expenses associated with our U.S. based corporate office and Hangahou Technology. Under the terms of our Exclusive Cooperation Agreement with Shaoxing High School, we are entitled to 90% of their net income. As a result, the net income attributable to China Education International, Inc. stockholders was $0.2 million.

Six Months Ended June 30, 2011

Revenues for the six months ended June 30, 2011 were $2.5 million.  Cost of sales for the six months ended June 30, 2011 were $1.6 million, resulting in a gross profit margin of 38.9%. Our operating expenses of $2.4 million during the six months ended June 30, 2011 include a share-based consulting and management fee paid to China Direct in the amount of $1.8 million. The fees paid to China Direct included 400,000 shares of our common stock valued at $1.2 million as a non-recurring payment for its work in connection with our December 2010 acquisition of China Education and 200,000 shares of our common stock valued at $0.6 million as payment for consulting and advisory services which China Direct agreed to provide to us in 2011.  The balance of our operating expenses of $0.6 million consists primarily of general and administrative expenses associated with the Shaoxing and Lanhua schools, amortization of intangibles and expenses incurred by Hangzhou Technology and our U.S. corporate office.

We recorded a net loss of $1.4 million for the six months ended June 30, 2011. Our net loss attributable to China Education International, Inc. stockholders was $1.5 million. Excluding the $1.8 million share based payment to China Direct, our net income would have been $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

 Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  As of June 30, 2011, we had a working capital deficit of $0.2 million, exclusive of $0.6 million of deferred revenue, as compared to a working capital deficit of $0.3 million at December 31, 2010, exclusive of $1.1 million of deferred revenue.

On February 22, 2011, we borrowed $150,000 from China Direct, a related party, under the terms of a promissory note.  The proceeds from this loan were used for working capital purposes.  The promissory note accrues interest at an annual rate of 6%, with principal and accrued interest due on February 21, 2012.  We expect that our cash on hand, which includes the proceeds from the loan from China Direct, and the cash flow we expect to generate from operations in fiscal 2011 will be sufficient to sustain our operations for at least the next twelve months.  However, the following trends are reasonably likely to require us to raise additional capital.

•	An increase in working capital requirements to finance the growth of Shaoxing High School and Lanhua School;
•	Acquisitions of additional schools, with related increases to capital expenditures, marketing and administrative expenses to support the growth of our company;
•	The costs for recruitment and retention of additional management and personnel to support our operations and expansion plans; and
•	The additional costs, including legal accounting and consulting fees, of being a public company and the related compliance activities.

Our business plan contemplates the acquisition of additional schools through contractual agreements similar to those of the Shaoxing High School Control Agreements.  We expect that the consideration for gaining control of these schools will be comprised entirely of new issuances of our common stock. We do not, however, have any binding commitments at this time to acquire any additional schools and there can be no assurances that we will be successful in doing so.  In addition, there are no assurances that we will be able to structure transactions using our equity securities as the sole consideration.

The following table summarizes the components of our working capital as of June 30 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010	Increase (Decrease)%
Current assets:
Cash	$220,923	$55,594	$165,329	297.4%
Prepaid expenses-related party	618,908	604,979	13,929	2.3%
Prepaid expenses and other current assets	338,703	143,683	195,020	135.7%
Total current assets	$1,178,534	$804,256	$374,278	46.5%

Current liabilities:
Accounts payable and accrued expenses	$606,569	$427,400	$179,169	41.9%
Note payable - related party	150,000	-	150,000	n/a
Deferred revenue	644,585	1,056,991	(412,406)
Due to related parties	666,735	657,402	9,333	1.4%
Total current liabilities	$2,067,889	$2,141,793	$(73,904)	-3.5%

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

Prepaid expense and other current assets represent funds contributed by Hangzhou Technology in November 2010 to an animated film development project as well as advance payments for goods and services made by Shaoxing High School in the normal course of business.

Due to related parties consist primarily of short term non-interest bearing loans we have received from RGB Trading for working capital purposes.  These advances bear no interest, are due on demand, and are unsecured.  Due to related parties also includes $51,000 and $151,000 at June 30, 2011 and December 31, 2010, respectively, for the amount that remains outstanding to the former stockholders of Hangzhou Technology in connection with its acquisition by China Education in November 2010.

Our balance sheet also includes restricted cash as a non-current asset in the amount of $128,000 and $77,000 as of June 30, 2011 and December 31, 2010, respectively, in the form of cash deposit in a bank account set up under the laws of the PRC.  Our revenues are required to be deposited into this bank account and directly managed by the Ministry of Finance People’s Republic of China.  We periodically apply funding and withdraw money from this bank account upon approval of the Ministry of Finance People’s Republic of China.

Net cash used in operating activities for the six months ended June 30, 2011 was $0.2 million, as our net loss of $1.4 million during the period and changes in operating assets and liabilities of $1.1 million was largely offset by $2.3 million of non-cash expenses, mainly the $1.8 million share-based consulting payment to China Direct.

Net cash provided by investing activities was $0.1 million for the first six months of 2011, primarily due to cash acquired through the Lanhua School transaction, partially offset by $42,000 of capital expenditures.

Net cash provided by financing activities for the six months ended June 30, 2011 was $0.2 million, and was mainly a function of the $150,000 loan from China Direct.

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

Shaoxing High School is considered a VIE and we are the primary beneficiary.  On November 25, 2010, China Education and Hangzhou Technology entered into agreements with Shaoxing High School pursuant to which we (i) exercise effective control over Shaoxing High School by having its stockholders pledge their respective equity interests in the Shaoxing High School to us and entrust all the rights to exercise their voting power over their ownership to us (ii) receive 65% of  Shaoxing High School’s pre-tax profits (90% if no taxes are paid) in consideration for technical support, marketing and management consulting services provided by Hangzhou Technology to the Shaoxing High School; and (iii) have an exclusive option to purchase all or part of the equity interests in the Shaoxing High School and all or part of the equity interest in its subsidiaries, as well as all or part of the assets of the Shaoxing High School, in each case when and to the extent permitted by applicable PRC law.

We entered into similar agreements with Lanhua School on May 31, 2011 and concluded that Lanhua School is also a VIE for which we are the primary beneficiary.

 Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially includes:

•	Our operations which are based on the Shaoxing High School Control Arrangements and Lanhua School Control Agreements which each have a term of only 20 years.
•
Our reliance on contractual arrangements with Shaoxing High School and Lanhua School and their shareholders for all of our China operations, which may not be as effective in providing operational control as direct ownership.

•	Potential conflicts of interest RGB Trading may have with us.
•	Possible investigations of the Shaoxing High School and/or Lanhua School by regulatory agencies.
•	Adverse tax consequences of our contractual arrangements with Shaoxing High School, Lanhua School and/or RGB Trading.
•	Our ability to obtain sufficient capital to fund our current operations and planned expansion strategy.
•	Our ability to continue to attract students to enroll in our programs.
•	Our ability to effectively manage our business expansion and increasingly complicated operations.
•	Our ability to implement our growth strategy and make strategic acquisitions and investments and to establish and maintain strategic relationships.
•	Our ability to successfully integrate businesses that we acquire.
•	Our ability to attract and retain senior management and other key personnel.
•	Our ability to adequately and promptly respond to changes in curriculum, testing materials and standards.
•	Our legal right to lease certain properties could be challenged by property owners or other third parties.
•	Our ability to comply with PRC laws and regulations which currently prohibit foreign ownership of elementary and middle schools for students in grades one to nine in the PRC.
•	Our ability to increase rates for tuition, accommodation and other fees due to regulation by the Chinese government.
•	It may be difficult for you to enforce any judgment obtained in the United States against our company, which may limit the remedies otherwise available to our shareholders.
•	Economic, legal restrictions and business conditions in China.
•	New labor laws in the PRC.

These factors are discussed in greater detail under Item 1A. -Risk Factors in our Annual Report on Form 10-K for the transition period ended December 31, 2010 filed with the SEC on March 31, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who also functions as our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO who also functions as our CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011. Our evaluation excluded business activities at the Lanhua School, which we acquired control of on May 31, 2011.  Lanhua School represented 6.5% of our consolidated revenues for the six months ended June 30, 2011 approximately 18% of our consolidated total assets at June 30, 2011.

Based on this evaluation our management concluded that our disclosure controls and procedures were effective as of June 30, 2011 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

    None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

  None.

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

10.18	Loan Agreement dated March 24, 2011 between Zhejiang Red Green Blue Education Group Co., Ltd. and Shaoxing China Textile City Middle School.
10.19
Share Pledge Agreement dated May 31, 2011 between Hangzhou Kunjiang Education Technology Co., Ltd. and Qiming Weng, Xingbiao Lin and Qiude Chen (Incorporated by reference to the Form 8-K filed on June 1, 2011).

10.20	Power of Attorney dated May 31, 2011 between China Education Schools Co., Ltd and Qiming Weng, Xingbiao Lin and Qiude Chen (Incorporated by reference to the Form 8-K filed on June 1, 2011).
10.21
Option Agreement dated May 31, 2011 between Crown Union Resources Limited and Qiming Weng, Xingbiao Lin and Qiude Chen and China Education Schools Co., Ltd (Incorporated by reference to the Form 8-K filed on June 1, 2011).

10.22	Call Option Agreement dated May 31, 2011 between Qiming Weng, Xingbiao Lin and Qiude Chen and China Education Schools Co., Ltd (Incorporated by reference to the Form 8-K filed on June 1, 2011).

10.23
Exclusive Cooperation Agreement dated May 31, 2011 between Hangzhou Kunjiang Education Technology Co., Ltd. and Pingtan Lanhua Middle and High School (Incorporated by reference to the Form 8-K filed on June 1, 2011).

16.1	Letter of Keene Ruan, CPA, P.C. dated March 10, 2011 (Incorporated by reference to the Form 8-K filed on March 11, 2011).
21.1	Subsidiaries of the registrant (Incorporated by reference to the Transition Report on Form 10-K filed on March 31, 2011).
31.1	Section 302 Certification of Chief Executive Officer.*
31.2	Section 302 Certification of Principal Financial and Accounting Officer.*
32.1	Section 906 Certification of Chief Executive Officer and Principal Financial and Accounting Officer.*
101	Interactive Data File **

*	Filed herewith.
**	To be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION INTERNATIONAL, INC.

Date: August 12, 2011	By: /s/ Joel Mason
Joel Mason, Chief Executive Officer and Chairman of the Board of Directors