Form 10-Q/A
period 2011-06-30
CHINA EDUCATION INTERNATIONAL, INC.
filed 2011-09-12
CIK 1367898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 12, 2011, is to furnish Exhibit 101 to the Form 10-Q within the 30 day grace period provided for the initial submission of interactive data files, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

16.1		Letter of Keene Ruan, CPA, P.C. dated March 10, 2011 (Incorporated by reference to the Form 8-K filed on March 11, 2011).
21.1		Subsidiaries of the registrant (Incorporated by reference to the Transition Report on Form 10-K filed on March 31, 2011).
31.1	*	Section 302 Certificate of Chief Executive Officer.
31.2	*	Section 302 Certificate of Principal Financial and Accounting Officer.
32.1	*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.
101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Previously filed or furnished with China Education International, Inc. Form 10-Q filed on August 12, 2011.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION INTERNATIONAL, INC.

Date: September 9, 2011	By: /s/Joel Mason
Joel Mason, Chief Executive Officer and Chairman of the Board of Directors