Form 10-Q
period 2011-09-30
CHINA EDUCATION INTERNATIONAL, INC.
filed 2011-11-14
CIK 1367898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2011
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

Not Applicable
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
[  ]  Yes  [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   25,906,150 shares of common stock are issued and outstanding as of November 9, 2011.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES

i

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

-
“CEII” the “Company,” “we”, “us”, “ours,” and similar terms refers to China Education International, Inc., a Nevada corporation formerly known as USChina Channel, Inc., a Nevada corporation, and our subsidiaries.

-	“China Bull Holdings” refers to China Bull Holdings, Inc., a Nevada corporation and a wholly owned subsidiary of ours.

-	“China Education” refers to China Education Services, Ltd., a British Virgin Islands company and a wholly owned subsidiary of ours.

-
“Hangzhou Technology” refers to Hangzhou Kunjiang Education and Technology Co., Ltd., a limited liability company established under the laws of the People’s Republic of China (the “PRC”) and a wholly owned subsidiary of ours.

-	“RMB” refers to the Chinese Renminbi, the national currency of the PRC.

-
“Shaoxing High School” refers to Shaoxing China Textile City High School, a Chinese company established under the laws of the PRC and a company affiliated with us and consolidated in our financial statements.

-	“Lanhua School” refers to Pingtan Lanhua School, a Chinese company established under the laws of the PRC and a company affiliated with us and consolidated in our financial statements.

-
“Meihua School” refers to HeFei Meihua Vocational Training School, a Chinese company established under the laws of the PRC and a company affiliated with us and consolidated in our financial statements.

-	“Crown Union” refers to Crown Union Resources Limited, a British Virgin Islands company.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,341,592	$55,594
Accounts receivable	575,821	-
Due from related parties	438,818	-
Prepaid expense - related parties, short term	765,907	604,979
Prepaid expense and other current assets	348,638	143,683
Total current assets	3,470,776	804,256
Restricted cash, net of current portion	280,319	77,313
Prepaid expense - related parties, long term	5,165,532	5,444,811
Goodwill	9,057,202	193,840
Intangible asset, net	1,669,193	806,950
Property and equipment, net	1,246,548	490,710
Total assets	$20,889,570	$7,817,880
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$678,276	$427,400
Loan payable-related parties	150,000	-
Due to related parties	21,809	657,402
Deferred revenue	3,386,221	1,056,991
Total current liabilities	4,236,306	2,141,793
Deferred revenue - long term	1,001,307	669,087
Total liabilities	5,237,613	2,810,880
SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 25,806,150 and 20,806,150 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	25,806	20,806
Additional paid-in capital	31,263,211	20,668,211
Shares subscribed	1,800,000	-
Accumulated deficit	(17,636,890)	(15,682,017)
Accumulated other comprehensive income	143,061	-
Total China Education International Inc.'s shareholders' equity	15,595,188	5,007,000
Noncontrolling interest	56,769	-
Total shareholders' equity	15,651,957	5,007,000
Total liabilities and shareholders' equity	$20,889,570	$7,817,880

The accompanying notes are an integral part of these financial statements.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenues	$1,681,855	$-	$4,228,715	$-
Cost of sales	1,516,617	-	3,071,549	-
Gross profit	165,238	-	1,157,166	-

Operating expenses:
Selling expenses	(373)	-	46,207	-
Consulting expense-related party	-	-	1,800,000	-
General and administrative	649,888	1,400	1,199,621	3,746
Total operating expenses	649,515	1,400	3,045,828	3,746
Total operating loss	(484,277)	(1,400)	(1,888,662)	(3,746)

Other income (expense):
Interest (expense) income	(1,851)	63	(4,586)	189
Other income	107	-	968	-
Subsidy income	312	-	14,829	-
Total other income (expense)	(1,432)	63	11,211	189
Net loss before taxes	(485,709)	(1,337)	(1,877,451)	(3,557)
Income taxes	(20,653)	-	(20,653)	-
Net loss	(506,362)	(1,337)	(1,898,104)	(3,557)
Net loss (income) attributable to noncontrolling interest	6,280	-	(56,769)	-
Net loss attributable to China Education International, Inc.	$(500,082)	$(1,337)	$(1,954,873)	$(3,557)

Other comprehensive income:
Foreign currency translation	51,854	-	143,061	-
Comprehensive loss	$(448,228)	$(1,337)	$(1,811,812)	$(3,557)
NET LOSS PER COMMON SHARE:
Loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.08)	$(0.00)
Weighted average common shares outstanding - basic and diluted	24,762,672	1,265,456	22,366,590	1,265,456

The accompanying notes are an integral part of these financial statements.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,898,104)	$(3,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	206,236	-
Amortization	126,434	-
Common stock issued for services	1,800,000	-
Amortization of prepaid expense - related parties	462,364	-
Changes in assets and liabilities:
Restricted cash	(93,424)	-
Accounts receivable	(566,955)
Deferred revenue	2,543,824	-
Due from related parties	(432,062)
Prepaid expense and other current assets	(213,894)	-
Accounts payable and accrued expenses	(257,454)	(529)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,676,965	(4,086)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquistion	261,467	-
Purchase of equipment	(317,325)	-
NET CASH USE IN INVESTING ACTIVITIES	(55,858)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable-related parties	150,000	-
Repayment of related party payable	(510,219)	(147)
NET CASH USED IN FINANCING ACTIVITIES	(360,219)	(147)

EFFECT OF EXCHANGE RATE ON CASH	25,110	-
NET INCREASE (DECREASE) IN CASH	1,260,888	(4,233)

CASH - beginning of period	55,594	36,657
CASH - end of period	$1,341,592	$32,424
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of assets acquired	$2,094,548	$-
Liabilities assumed	$354,910	$-
Common stock issued for acquisitions	$10,600,000	$-

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

China Education was formed on November 23, 2010 under the laws of the British Virgin Islands.  On November 25, 2010, China Education acquired 100% of the equity interests in Hangzhou Technology from its shareholders, Jinjin Ye and Ruifeng Chen, for an aggregate of RMB 1,000,000 (approximately $151,245).  Hangzhou Technology was established as a wholly foreign owned enterprise under the laws of the PRC in November 2010 and is our principal operating subsidiary in the Peoples Republic of China (the “PRC”).  On November 25, 2010 China Education and Hangzhou Technology entered into a series of contractual arrangements with the Shaoxing High School and its shareholders (the “Shaoxing High School Control Agreements”) that enable us to:

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

The Shaoxing High School holds the requisite licenses and permits necessary to conduct our education business in the PRC and operates a middle and high school in Shaoxing County of Zhejiang Province in the PRC.  After 9 years of development, Shaoxing High School has more than 3,277 students and over 250 staff members.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On May 31, 2011, China Education and Hangzhou Technology entered into a series of agreements (the “Lanhua School Control Agreements”) with the members of Lanhua School which permits China Education to operate the Lanhua School and gave China Education the right to purchase all of the membership equity interests from the Lanhua School members as summarized below:

-
Exclusive Cooperation Agreement.  Pursuant to the exclusive cooperation agreement, dated May 31, 2011, between Hangzhou Technology and the Lanhua School, Hangzhou Technology has the exclusive right to provide to the Lanhua School technical and systems support, marketing consulting services, training for technical personnel and to lend the Lanhua School funds from its fees under this agreement.  As payment for these services, the Lanhua School has agreed to pay Hangzhou Technology a service fee equal to 65% the Lanhua School’s pre-tax profit (90% if there are no taxes due). Lanhua School has had a loss since its acquisition and the Company does not expect to recover these losses from the minority shareholders. Accordingly, the Company has consolidated 100% of these losses as of, and for the three and six months ended June 30, 2011. The initial term of this agreement is 20 years and the term can be renewed upon expiration by mutual agreement of the parties. Hangzhou Technology has the unilateral right to adjust the level of the service fee based on the level of operations at the Lanhua School.  The agreement can be terminated by mutual agreement, by written notice from the non-breaching party upon a breaching party’s failure to cure its breach, or by either party’s written notice upon non-performance of the agreement for 30 days as a result of any force majeure.

-
Share Pledge Agreement.    Pursuant to the share pledge agreement, dated May 31, 2011, among Hangzhou Technology and Qiming Weng, Xingbiao Lin and Qiude Chen, who collectively own 100% of the equity of the Lanhua School (the “Lanhua Founders”), the Lanhua Founders pledged all of their equity interest in the Lanhua School to Hangzhou Technology to secure the performance of the Lanhua School under the Exclusive Cooperation Agreement. The Lanhua Founders also agreed not to transfer, dispose of or otherwise directly or indirectly create any encumbrance over their equity interest in the Lanhua School, or take any actions that may reduce the value of their equity interest in the Lanhua School without the prior written consent of Hangzhou Technology.

-
Power of Attorney.    Pursuant to the power of attorney dated May 31, 2011, the Lanhua Founders irrevocably entrusted all the rights to exercise their voting power of the Lanhua School to China Education for an indefinite period of time.

-
Option Agreement. Pursuant to an agreement entered into between the Lanhua Founders and Crown Union (the “Lanhua Option Agreement”), the Lanhua Founders have a five year right to acquire up to 3,600,000 shares of our unregistered common stock (the “Acquisition Shares”) from Crown Union to be issued by China Education in consideration for the Lanhua School Control Agreements.

-
Call Option Agreement.    Pursuant to the call option agreement dated May 31, 2011 between China Education and the Lanhua Founders, China Education or its designee has an option to purchase from the Lanhua Founders, to the extent permitted under the laws of the Peoples Republic of China, all or part of their 100% equity interest in the Lanhua School (the “Equity Interest”) in one or more installments.  As payment for the rights under the Call Option Agreement, the Lanhua Founders agreed that China Education shall have the right to offset the value of any other consideration they are entitled to receive in connection with this and its related agreements against the transfer price for the Equity Interest to the fullest extent permitted by Chinese law, and China Education and any third party designated by China Education shall not be required to make any cash payment to the Lanhua Founders separately.

 Lanhua School was established in 1998 by three individuals; Qiming Weng, Xingbiao Lin, and Qiudeng Chen. The school is located at Lianhua Mountain, Lancheng Village, Pingtan County, Fuzhou City, Fujian Province, China.  Lanhua School’s campus is located on 41,572 square meters of land and is comprised of 12 buildings. After 12 years of development, Lanhua School has approximately 3,201 students and approximately 226 teachers and support staff encompassing 6 grades and 60 classes under middle school and high school sections.  Lanhua School offers unified national education curriculum, such as language, mathematics, physics, English, history and biology.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On August 2, 2011, China Education together with its PRC subsidiary Hangzhou Technology entered into a series of agreements (the "Meihua School Agreements") with Meihua School, which permit China Education to operate Meihua School and the right to purchase all of its equity interests from the Meihua Founders.

The Meihua School Agreements include:

-
Exclusive Cooperation  Agreement.   Pursuant to the exclusive cooperation agreement, dated August 2, 2011, between Hangzhou Technology and the Meihua School, Hangzhou Technology has the exclusive right to provide to the Meihua School technical and systems support, marketing consulting services, training for technical personnel and technical consulting services and to lend the Meihua School funds from its fees under this agreement.  As payment for these services, the Meihua School has agreed to pay Hangzhou Technology a service fee equal to 65% the Meihua School’s pre-tax profit (90% if there are no taxes due). The initial term of this agreement is 20 years and the term can be renewed upon expiration by mutual agreement of the parties. Hangzhou Technology has the unilateral right to adjust the level of the service fee based on the level of operations at the Meihua School.  The agreement can be terminated by mutual agreement, by written notice from the non-breaching party upon a breaching party’s failure to cure its breach, or by either party’s written notice upon non-performance of the agreement for 30 days as a result of any force majeure.

-
Share Pledge Agreement.     Pursuant to the share pledge agreement, dated August 2, 2011, among Hangzhou Technology and Hefei Huamei Education Development Co., Ltd., Xiaoyun Chen,  Hong Liu, and Shanshan Chen, who collectively own 100% of the equity of the Meihua School (the “Meihua Founders”), the Meihua Founders pledged all of their equity interest in the Meihua School to Hangzhou Technology to secure the performance of the Meihua School under the Exclusive Cooperation Agreement. The Meihua Founders also agreed not to transfer, dispose of or otherwise directly or indirectly create any encumbrance over their equity interest in the Meihua School, or take any actions that may reduce the value of their equity interest in the Meihua School without the prior written consent of Hangzhou Technology.

-
Power of Attorney.     Pursuant to the power of attorney dated August 2, 2011, the Meihua Founders irrevocably entrusted all the rights to exercise its voting power of the Meihua School to China Education Ltd. for an indefinite period of time.

-
Option Agreement.   Pursuant to an agreement entered into between the Meihua Founders and Crown Union Resources Limited, a British Virgin Islands company (“Crown Union”), the Meihua Founders have a five year right to acquire up to 3,000,000 shares of China Education's unregistered common stock (the “Acquisition Shares”) from Crown Union, upon the occurrence of the conditions described below (the “Meihua Option Agreement”).  The Acquisition Shares will be issued to Crown Union by China Education in consideration for the Meihua School Agreements.

Meihua School provides non-academic training programs that include training in advertising design, e-commerce, secretarial, logistics, marketing and business management courses. The Meihua School has approximately 700 students enrolled in its programs.

Due to PRC regulatory restrictions on foreign investments in education, we conduct our business in the PRC through contractual arrangements among China Education, Hangzhou Technology, and the owners of Shaoxing High School, Lanhua School and Meihua School (the “Schools”). The Schools are domestic PRC companies in which we do not have a direct or controlling financial interest but are variable interest entities for which we are the primary beneficiary (see Note 2) and whose historical financial results have been consolidated in our financial statements effective as of the respective dates for which we acquired effective control, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Effective December 31, 2010, we changed our fiscal year end from June 30th to December 31st. We have defined various periods as follows:

•	“three months ended September 30, 2011” — July 1, 2011 through September 30, 2011.
•	“three months end September 30, 2010” — July 1, 2010 through September 30, 2010.
•	“nine months ended September 30, 2011” – January 1, 2011 through September 30, 2011.
•	“nine months ended September 30, 2010” – January 1, 2010 through September 30, 2010.
•	“2010 transition period” — July 1, 2010 through December 31, 2010.
•	“fiscal 2011” – January 1, 2011 through December 31, 2011.

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting, and should be read in conjunction with our audited consolidated financial statements, notes thereto and related information contained in our Annual Report on Form 10-K for the year ended December 31, 2010.  The consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented.  Financial results for interim periods are not necessarily indicative of results that should be expected for the full year.  The consolidated financial statements include the accounts of the Company and all of its subsidiaries, including those operating outside the United States of America, as of their respective dates of acquisition. In addition, Shaoxing High School, Lanhua School and Meihua School have been consolidated as variable interest entities, effective as of December 31, 2010, May 31, 2011 and August 2, 2011, respectively, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10.  All intercompany account balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and restricted cash.  We deposit our cash with high credit quality financial institutions in the United States and the PRC.  At September 30, 2011, we had deposits of $1.3 million in banks in the PRC, as well as restricted cash, described below, in the amount of $280,319.  In the PRC, there is no equivalent of federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured.  We have not experienced any losses in such bank accounts through September 30, 2011.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Cash

Restricted cash pertains to cash on deposit in a bank account which is set up under the laws of the PRC, under which the Company’s revenues are required to be deposited into this bank account and directly supervised by the Ministry of Finance of People’s Republic of China (the “Ministry of Finance”).  We periodically apply funding and withdraw money from this bank account upon approval of the Ministry of Finance.  This bank account requires a minimum balance of RMB 500,000 (approximately $75,000) or not less than either 15% of the Company’s revenues or the aggregate amount of three months’ salaries for all of the Company’s employees.  At September 31, 2011 and December 31, 2010, restricted cash amounted to $280,319 and $77,313, respectively.

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2011 and 2010.

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

Tuition is generally paid in advance and is initially recorded as deferred revenue. The Company collects tuition twice a year, during the months of September and February.  Tuition is only refundable to students if they should withdraw, or be unable to complete their required courses. Tuition and dormitory fees are recognized ratably as the services are rendered, and are reported net of related surcharges and tuition refunds. Deferred revenue on our balance sheet reflects the unearned portion of this revenue.

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

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In accordance with the current laws and regulations of the PRC, Shaoxing High School is registered as a private school whose shareholders will not receive returns from net incomes from Shaoxing High School.  Therefore it is exempt from business income tax.  Lanhua School and Meihua School are registered as  private schools that requires reasonable returns, and is therefore subject to a 25% income tax rate.

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

Lanhua School and Meihua School have generated losses since their acquisition on May 31, 2011 and August 2, 2011, respectively. We do not expect to recover these losses from the Lanhua Founders and the Meihua Founders. As a result, we consolidated 100% of these losses for the nine months ended September 30, 2011. Shaoxing School has generated net income and we consolidated 90% of its net income for the nine months ended September 30, 2011 as provided for under the cooperation agreement we entered into with the Shaoxing School.

Basic and diluted earnings per share

Pursuant to ASC Subtopic 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. There were no potentially dilutive securities outstanding for the three and nine months ended September 30, 2011 and 2010.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 Foreign Currency Translation

Our functional currency is the Chinese Renminbi (“RMB”).  In accordance with Section 830-20-35 Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the financial statements have been translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses.  Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

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

Recently issued accounting pronouncements

In September, 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with amendments is already permitted. We already comply with this presentation.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASC 805”) . The objective of this standard is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We expect the adoption of ASU 2010-29 to have a material impact on our consolidated financial statements.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2010, the FASB issued ASU No.  2010-28 (“ASU 2010-28”), Intangibles — Goodwill and Other (ASC 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The objective of this standard is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit is greater than zero. The amendments in this standard modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We believe the adoption of ASU 2010-28 may have a material impact on our consolidated financial statements.

In July 21, 2010, the FASB issued ASU No. 2010-20. Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables.  This guidance is effective for interim and annual periods ending on or after December 15, 2010.  There was no material impact on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such proposed standards would be material to its consolidated financial statements.

NOTE 3 – ACQUISITIONS

As further discussed in Note 1, on May 31, 2011 we acquired effective control of the Lanhua School through the Lanhua School Control Agreements. In connection with this transaction, we issued 2,000,000 shares of our common stock, valued at $1.6 million, to Crown Union, which then entered into an option agreement with the Lanhua Founders, in accordance with the terms of the Lanhua Option Agreement. The Lanhua Founders have the opportunity to receive an additional 1,600,000 shares of our common stock if Lanhua School meets certain revenue and earnings targets during the two year period ending June 30, 2013. On August 2, 2011 we acquired effective control of Meihua School through the Meihua School Control Agreements. In connection with this transaction, we issued 3,000,000 shares of our common stock, valued at $9,000,000, to Crown Union, which then entered into an option agreement with the Meihua Founders, in accordance with the terms of the Meihua Option Agreement.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Based on the terms of the Lanhua School Control Agreements and the Meihua School Control Agreements, we determined that Lanhua School and Meihua School are variable interest entities for which we are the Primary Beneficiary. As a result, the transactions have been accounted for as purchase acquisitions.  The purchase price of each school was allocated to the assets acquired and liabilities assumed at their fair values as of their respective acquisition dates as follows:

	5/31/2011	8/2/2011
	Lanhua	Meihua
Purchase Price:	$1,600,000	$9,000,000

Net assets acquired
Cash and cash equivalents	185,372	77,062
Prepaid expense-related parties	-	101,408
Other current assets	20,493	-
Favorable lease intangible	988,677	-
Restricted cash	103,985	-
Other assets	3,425	-
Property and equipment, net	595,917	18,209
Total assets	1,897,869	196,679

Accounts payable and accrued expenses	138,033	53,547
Deferred revenue	166,330	-
Total liabilities	304,363	53,547
Net Assets acquired	1,593,506	143,132

Goodwill	$6,494	$8,856,868

The favorable lease intangible was determined based on the Company’s evaluation of the arrangement Lanhua School has with the Lanhua Founders whereby Lanhua School conducts its operations in facilities owned by the Lanhua Founders with the Lanhua Founders forgoing a rental fee. This intangible asset will be amortized over a period of five years.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Lanhua School and Meihua School had occurred as of January 1, 2011:

For the nine months ended September 30, 2011
Net revenues	$5,278,753
Cost of sales	4,210,463
Gross profit	1,068,290
Operating expenses:
Selling expense	46,207
General and administrative	3,174,785
Amortization of intangibles	208,824
Total operating expenses	3,429,816
Total operating loss	(2,361,526)
Other income:
Other income	571
Interest expense	(4,447)
Subsidy income	46,989
Total other income	43,113
Net loss before income taxes	(2,318,413)
Income taxes	32,187
Net loss	(2,350,600)
Net income attributable to noncontrolling interest	(56,769)
Net loss attributable to China Education International, Inc.	$(2,407,369)

Net loss per common share - basic and diluted	$(0.11)
Weighted average number of shares outstanding-basic and diluted	22,366,590

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

	September 30, 2011	December 31, 2010
	(unaudited)
Favorable lease-Shaoxing School	$806,950	$806,950
Favorable lease-Lanhua School	988,677	-
	1,795,627	806,950

Less: Accumulated Amortization	(126,434)	-
	$1,669,193	$806,950

The Company expects to recognize amortization expense of approximately $198,000 and $81,000 in each year in connection with the intangibles related to Shaoxing High School and Lanhua School, respectively.  Amortization expense for the nine months ended September 30, 2011 and 2010 was $126,434 and $ 0, respectively.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Future amortization expenses for intangible assets are as follows:

Year Ended December 31,	Amortization Expense
2011	196,041
2012	278,430
2013	278,430
2014	278,430
2015	278,430

In connection with the acquisition of China Education on December 31, 2010, the Company recognized goodwill in the amount of $193,840.  In connection with the acquisition of Lanhua School on May 31, 2011 and Meihua School on August 2, 2011, the Company recognized goodwill in the amount of $6,494 and $8,856,868, respectively.  We account for goodwill and other intangible assets in accordance with the provision of FASB ASC 350 “Intangibles – Goodwill and Other.” We conduct impairment testing on goodwill at least annually, or sooner when indications of an impairment exist.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, consists of the following:

	Estimated Life	September 30, 2011	December 31, 2010
		(unaudited)
Automobiles	5 Years	$156,399	$159,186
Buildings	10-20 Years	241,454	-
Furniture, fixtures, and equipment	3-10 Years	1,054,200	331,524
Other		3,233	-
Construction in progress		40,030	-
		1,495,316	490,710
Less: Accumulated Depreciation		(248,768)	-
		$1,246,548	$490,710

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $206,236, and $0, respectively, as all of the Company’s property and equipment were acquired on December 31, 2010, May 31, 2011 and August 2, 2011, in connection with our acquisition of China Education, Lanhua School and Meihua School.

NOTE 6 – DEFERRED REVENUE

Deferred revenue consists of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
Tuition and school selection fees	$4,242,200	$1,655,804
Dormitory fees	145,328	70,274
Total	4,387,528	1,726,078
Less: current portion	(3,386,221)	(1,056,991)
Long-term portion of deferred revenue	$1,001,307	$669,087

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

NOTE 8- COMMITMENTS

In November 2010, Hangzhou Technology entered into a cooperation agreement (the “Animation Cooperation Agreement”) with Hangzhou Pengtuo Animation Technology Co. Ltd. (“Hangzhou Pengtuo”) to jointly develop a three dimensional animated film.  Under the terms of the Animation Agreement, Hangzhou Pengtuo will be responsible for the overall development process including preliminary planning, animation, post processing, animation synthesis and an investment of RMB 450,000 (approximately $68,000).  Hangzhou Technology will be responsible for marketing, promotion and an investment of RMB 950,000 (approximately $147,000), which was contributed in November 2010. The agreement expires on November 15, 2015. Under the terms of the Animation Agreement, Hangzhou Pengtuo will receive 30% of the profits pertaining to this venture and Hangzhou Technology will receive 70% of the profits. In July 2011, Hangzhou Technology and Hangzhou Pengtuo terminated the Animation Cooperation Agreement and Hangzhou Technology was refunded its investment under this agreement.

Prior to the establishment of Meihua School, members of Meihua School along with a company controlled by these members entered into a building lease agreement with Hengyuan Athletic School, on February 10, 2011, as amended on May 25, 2011 (the “School Facility Lease”).  Subsequent to the establishment of Meihua School, the School Facility Lease was transferred to Meihua School which it assumed. The School Facility Lease provides for the use and occupancy of a 220,000 square foot educational facility that houses the Company’s classrooms, student dormitory, cafeteria and administrative offices which is located in Hefei City, Anhui Province, China (the “School Facility”). The term of the School Facility Lease commenced on March 1, 2011 and terminates on February 28, 2014.  Annual rent due over the term of the School Facility Lease is RMB1,560,000 (approximately $240,000).

Prior to the establishment of Meihua School, and in anticipation of its establishment, members of Meihua School along with a company controlled by these members entered into an Equipment Lease Agreement with Anhui Luhai Business School, a related party of Meihua School’s principal shareholder, on February 10, 2011 as amended on June 23, 2011 (the “Equipment Lease”). The Equipment Lease provides for Meihua School’s use of various computer and electronic equipment, furnishings and other personal property used by Meihua School in its operations.  The term of the Equipment Lease commenced on March 1, 2011 and expires on December 31, 2011.  Monthly rent due over the term of the Equipment Lease is RMB 16,000 (approximately $2,500).

NOTE 9 – RELATED PARTY TRANSACTIONS

We have specified the following persons and entities as related parties with balances as of June 30, 2011 and December 31, 2010:

●	“China Direct” refers to China Direct Investments, Inc., a Florida corporation and a substantial stockholder of the Company.
●	Invictus, a Florida corporation and substantial stockholder of the Company.
●	RGB Trading, which in addition to being the sole stockholder of Shaoxing High School, is majority owned by Guotong Chen, one of our principal stockholders.
●	“RGB Education” refers to Zhejiang Red Green Blue Education Group, Ltd., a limited liability company established under the laws of the PRC which is majority owned by Guotong Chen.
●	Jinjin Ye, is a former stockholder of Hangzhou Technology. Jinjin Ye currently holds the position of Chief Financial Officer of Hanghzou Technology.
●       “Anhui Luhai” refers to Anhui Luhai Business School, which is majority owned by Xiaoyun Chen, a principal shareholder of Meihua School.
●       “Hengyuan Athletic” refers to Hengyuan Athletic School, which is majority owned by Xiaoyuan Chen.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Prepaid expenses-related parties

Prepaid expenses-related parties consist of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Prepaid rent	$4,483,525	$4,537,342
Prepaid education service fee	1,447,914	1,512,448
Total	5,931,439	6,049,790
Less: current portion	(765,907)	(604,979)
Long-term portion of prepaid expense	$5,165,532	$5,444,811

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

Prior to the establishment of Meihua School, members of the Company along with a company controlled by these members entered into a Building Lease Agreement with Hengyuan Athletic, on February 10, 2011, as amended on May 25, 2011 (the “School Facility Lease”).  Subsequent to the establishment of Meihua School, the school facility lease was transferred in title and responsibility to the Company. The School Facility Lease provides for the use and occupancy of a 220,000 square foot educational facility that houses the Company’s classrooms, student dormitory, cafeteria and administrative offices which is located in Hefei City, Anhui Province, China (the “School Facility”). The term of the School Facility Lease commenced on March 1, 2011 and terminates on February 28, 2014.  Annual rent due over the term of the School Facility Lease is RMB1,560,000 (approximately $240,000).

Prior to the establishment of Meihua School, and in anticipation of its establishment, future members of the Company along with a company controlled by these members entered into an Equipment Lease Agreement with Anhui Luhai, a related party of the Company’s principal shareholder, on February 10, 2011 as amended on June 23, 2011 (the “Equipment Lease”).  The Equipment Lease provides for the Company’s use of various computer and electronic equipment, furnishings and other personal property used by the Company in its operations.  The term of the Equipment Lease commenced on March 1, 2011 and expires on December 31, 2011.  Monthly rent due over the term of the Equipment Lease is RMB 16,000 (approximately $2,500).

Loan payable-related parties

On February 22, 2011, we borrowed $150,000 from China Direct under the terms of an unsecured promissory note.  The proceeds will be used for working capital purposes.  The promissory note accrues interest at an annual rate of 6%.  The principal and accrued interest is due on February 21, 2012.

Due from related parties

At September 30, 2011, we have a due from RGB Trading of $438,818. This amount bears no interest, was due on demand and was unsecured.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

.
Due to related parties

Due to related parties of $21,809 at September 30, 2011 is comprised of the following:

●	$16,245 due to Jinjin Ye and Ruifeng Chen for the outstanding balance of consideration for the 100% equity interests in Hangzhou Technology, which we acquired in November 2010.
●	$5,564 due to China Direct for interest accrued on the $150,000 loan through September 30, 2011 and for professional fees paid by China Direct on our behalf.

At December 31, 2010, we had due to related parties of $657,402 comprised of the following:

●	$506,157 due to RGB Trading for working capital advances. These advances bear no interest, were due on demand, and were unsecured.
●	$151,245 due to Jinjin Ye and Ruifeng Chen for the consideration for the outstanding balance of consideration for the 100% equity interests in Hangzhou Technology, which we acquired in November 2010.

Invictus, China Direct and the Company entered into a Consulting and Management Agreement as of December 31, 2010 whereby China Direct agreed to perform certain consulting and business advisory services for us, including advising us on financing matters, assistance with acquisitions, and coordination of SEC filings.  The term of the agreement is for one year, beginning January 1, 2011.  As payment for China Direct’s services, Invictus transferred to China Direct on February 15, 2011 a total of 600,000 shares of our common stock previously issued to Invictus under the Share Exchange Agreement.  These shares included 400,000 shares as a payment of a bonus for China Direct’s work in connection with our December 2010 acquisition of China Education and 200,000 shares as payment for consulting and advisory services which China Direct agreed to provide to us in 2011.  The 600,000 shares of our common stock were fully vested and non-forfeitable at the time of transfer and were valued at $1,800,000 and is included in operating expense as consulting expense.

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

Common Stock

We have 75,000,000 shares of common stock, par value $.001, authorized. At September 30, 2011 and December 31, 2010 there were 25,806,150 and 20,806,150 shares of common stock issued and outstanding.  We issued 2,000,000 shares of common stock to Crown Union in connection with the Lanhua School transaction on May 31, 2011 and 3,000,000 shares of common stock to Crown union in connection with the Meihua School transaction on August 2, 2011.

Additional paid in capital-Shares subscribed

On February 15, 2011, Invictus transferred to China Direct on our behalf a total of 600,000 shares of our common stock previously issued to Invictus under the Share Exchange Agreement, valued at $1,800,000 as compensation for services under the Consulting and Management Agreement entered into among Invictus, China Direct and the Company as of December 31, 2010.  As a result, the Additional paid in capital-Shares subscribed reflects our obligation to reimburse Invictus for the 600,000 shares of our common stock it delivered to China Direct.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – SUBSEQUENT EVENT

On October 14, 2011, the Company entered into an Assignment Agreement with Frontera Associates, Inc. (“Frontera”) pursuant to which Frontera assigned that certain License Agreement dated September 1, 2010 between Frontera and American Education Center, Inc. Under the terms of the License Agreement the Company will have the use of the name American Education Center, its systems, brochures, literature, manuals, know how, logos, contacts and arrangements with schools and colleges across the U. S., China and elsewhere. The license term is for thirty (30) years and may be terminated by American Education Center only in the event of failure by Frontera (or any assignee) who fails to comply with the terms of the agreement, including a license fee of 2% of net revenues associated with the licensed property, or in the event of insolvency or bankruptcy of  Frontera or any assignee. In consideration for the assignment, the Company will issue to Frontera 1,000,000 shares of its common stock and a three-year warrant exercisable at $1.00 per share for 2,400,000 shares. The warrant includes a cashless exercise provision and standard anti-dilution provisions. Certain shareholders in Frontera, not affiliated with management of the Company, are also stockholders of the Company. No registration rights were afforded to Frontera as part of the Agreement of Assignment. Inasmuch as Frontera and its management are sophisticated investors, had access to material information relating to the operations and activities of the Company and had agreed to acquire the securities for investment purposes, the issuance of the securities was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) of that Act. Refer to China Education International, Inc. Form 8K, filed on October 14, 2011 for details on this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the preceding unaudited consolidated financial statements and related footnotes, and the Management’s Discussion and Analysis included in our Transition Report on Form 10-K for the transition period ended December 31, 2010.

Change in Fiscal Year End

Effective December 31, 2010, we changed our fiscal year end from June 30, to December 31.  We have defined various periods that are covered in this report as follows:

●	"2010 transition period” - the six month period from July 1, 2010 through December 31, 2010.
●	“third quarter of 2011” - July 1, 2011 through September 30, 2011.
●	" nine months ended September 30, 2011"-January 1, 2011 to September 30, 2011.
●	“three months ended June 30, 2010” - April 1, 2010 through June 30, 2010.
●	“six months ended June 30, 2010” - January 1, 2010 through June 30, 2010.
●	“fiscal 2011” - January 1, 2011 through December 31, 2011.

Overview

Organization and Business Operations

Prior to our acquisition of China Education on December 31, 2010, we did not generate any revenues and had minimal operations during the 2010 transition period and in prior years.  On December 31, 2010 we acquired China Education through a Share Exchange Agreement (the “Share Exchange Agreement”) among us, Andrew Chien, China Education and its stockholders who owned 100% of the outstanding shares of China Education (the “China Education Shareholders”).  China Education was formed on November 23, 2010 under the laws of the British Virgin Islands. On November 25, 2010, China Education acquired 100% of the equity interest in Hangzhou Technology from its shareholders Jinjin Ye and Ruifeng Chen for RMB 1,000,000 (approximately $151,000).

Under the Share Exchange Agreement, we exchanged 14,800,000 shares of our common stock representing 92.1% of our then outstanding common stock for 100% of the issued and outstanding common stock of China Education (the “Share Exchange”). As a result of the consummation of the Share Exchange, China Education became a wholly-owned subsidiary our company.  In connection with the acquisition of China Education, we entered into a Consulting Agreement dated December 31, 2010 with China Direct for services provided to us in connection with this acquisition.  We issued China Direct 4,740,694 shares of our common stock as compensation for these services. In addition, on December 31, 2010, Invictus entered into a consulting and management agreement on our behalf with China Direct whereby China Direct agreed to perform certain consulting and business advisory services for us, including advising us on financing matters, assistance with acquisitions, and coordination of SEC filings. The term of the agreement is for one year, beginning January 1, 2011.  As compensation for China Direct’s services under this agreement, Invictus transferred 200,000 shares of our common stock previously received in the Share Exchange to China Direct. In accordance with the terms of this agreement, Invictus also transferred an additional 400,000 shares of our common stock to China Direct as a bonus for China Direct’s work in connection with our acquisition of China Education. We plan to reimburse Invictus for this transfer by issuing to them an additional 600,000 shares of our common stock in November 2011.

Hangzhou Technology, our principal operating subsidiary in the People’s Republic of China (the “PRC”), was established as a private limited liability company under the laws of the PRC in November 2010.  Due to PRC regulatory restrictions on foreign investments in education for students in grades one through 12, we conduct our business in the PRC through contractual arrangements between China Education, Hangzhou Technology, and the following schools located in the PRC: Shaoxing High School, the Lanhua School and the Meihua School (the “Schools”). These agreements provide us with substantial ability to control the Schools. We have obtained an option to purchase all of the equity interests of the Schools from their owners.  The contractual agreements we entered into in with Shaoxing High School (the “Shaoxing High School Control Agreements”) include:

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

Lanhua school is located at Lianhua Mountain, Lancheng Village, Pingtan County, Fuzhou City, Fujian Province, China. Lanhua School’s campus is located on 41,572 square meters of land and is comprised of 12 buildings. After 12 years of development, Lanhua School has approximately 3,201 students and approximately 226 teachers and support staff encompassing 6 grades and 60 classes under middle school and high school sections.  Lanhua School offers unified national education curriculum, such as language, mathematics, physics, English, history and biology.

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

On August 2, 2011, China Education and Hangzhou Kunjiang entered into series of agreements with the Meihua School located at 68 He-An Road Economic Technology Development Zone, Hefei City, Anhui Province, China, and its shareholders which permit us to operate the Meihua School and the right to purchase all of its equity interests from its shareholders  (the “Meihua Training School Agreements”). Established in April, 2011 the Meihua School provides non-academic training programs that include advertising design, ecommerce, secretarial, logistics, marketing and business management courses. The Meihua School has approximately 700 students enrolled in its programs. (Refer to Note 1 and to China Education International, Inc. Form 8-K dated August 2, 2011 for details on this recent acquisition and exclusive cooperation agreement.)

Due to Chinese regulatory restrictions on foreign investments in Chinese companies, we conduct our business in China through contractual arrangements which make up the Meihua Training School Agreements among China Education, Hangzhou Technology, and the Meihua School. The Meihua School will be treated as a variable interest entity in which China Education does have direct or controlling equity interest but whose historical financial results will be consolidated in our 2011 financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

On October 14, 2011, we entered into an Assignment Agreement with Frontera Associates, Inc., a Florida corporation (“Frontera”) pursuant to which Frontera assigned that certain License Agreement dated September 1, 2010 between Frontera and American Education Center, Inc. Under the terms of the License Agreement we will have the use of the name American Education Center, its systems, brochures, literature, manuals, know how, logos, contacts and arrangements with schools and colleges across the U. S., China and elsewhere. The license term is for thirty (30) years and may be terminated by American Education Center only in the event of failure by Frontera (or any assignee) who fails to comply with the terms of the agreement, including a license fee of 2% of net revenues associated with the licensed property, or in the event of insolvency or bankruptcy of Frontera or any assignee. In consideration for the assignment, we will issue to Frontera 1,000,000 shares of its common stock and a three-year warrant exercisable at $1.00 per share for 2,400,000 shares. The warrant includes a cashless exercise provision and standard anti-dilution provisions. Certain shareholders in Frontera, not affiliated with management of our company, are also stockholders of our company. No registration rights were afforded to Frontera as part of the Agreement of Assignment. Inasmuch as Frontera and its management are sophisticated investors, had access to material information relating to the operations and activities of the Company and had agreed to acquire the securities for investment purposes, the issuance of the securities was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) of that Act.

RESULTS OF OPERATIONS

Prior to December 31, 2010, the date we acquired China Education, we had minimal operations, did not record any revenues and had no operating assets.  Therefore, our results of operations and cash flows for the nine months ended September 30, 2011 are not comparable to the nine months ended September 30, 2010.  For the three and nine months ended September 30, 2010, we recorded net losses of $1,337 and $3,557, respectively, and had de minimums cash flows. Our results of operations for the three and nine months ended September 30, 2011 are discussed below,  and include the results of Shaoxing High School effective as of January 1, 2011, the results of the Lanhua School effective as of June 1, 2011, and the results of the Meihua School as of August 2, 2011.

Three Months Ended September 30, 2011

Revenues for the third quarter of 2011 were $1.7 million and were derived from tuition, school selection fees and dormitory fees. Cost of sales for the third quarter of 2011 was $1.5 million, resulting in a gross profit margin of $165,238, or 9.8%. Total operating expenses in the third quarter of 2011 were $0.6 million, due primarily to general and administrative expenses associated with the operations of Shaoxing High School, Lanhua School and Meihua School, including administrative staff compensation, utility expenses and routine office expenses.  We reported a net loss for the third quarter of 2011of $0.5 million, due primarily to the operations of Shaoxing High School and Lanhua School, and the general and administrative expenses for professional fees and other expenses associated with our U.S. based corporate office and Hangzhou Technology. Under the terms of our Exclusive Cooperation Agreement with Shaoxing High School, we are entitled to 90% of their net income. As a result, net income attributable to China Education International, Inc. stockholders was $0.5 million.

Nine Months Ended September 30, 2011

Revenues for the nine months ended September 30, 2011 were $4.2 million. Cost of sales for the nine months ended September 30, 2011 were $3.1 million, resulting in a gross profit margin of $1.2 million, or 27.4%. The increase in revenues from the second quarter of 2011 was due primarily to the operations of the Shaoxing School and revenues from the Lanhua School which we acquired in June 2011 and the Meihua School we acquired in August 2011. Our operating expenses of $3.0 million for the nine months ended September 30, 2011 include a share-based consulting and management fee paid to China Direct in the amount of $1.8 million. The fees paid to China Direct included 400,000 shares of our common stock valued at $1.2 million as a non-recurring payment for its work in connection with our December 2010 acquisition of China Education and 200,000 shares of our common stock valued at $0.6 million as payment for consulting and advisory services which China Direct agreed to provide to us during 2011. The balance of our operating expenses of $1.2 million consists primarily of general and administrative expenses associated with the acquisition of the Shaoxing School, Lanhua School and Meihua School, amortization of intangibles and expenses incurred by Hangzhou Technology and our U.S. corporate office.

We recorded a net loss of $1.9 million for the nine months ended September 30, 2011. Our net loss attributable to China Education International, Inc. stockholders was $1.9 million. Excluding the $1.8 million share based payment to China Direct, our net loss would have been $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

 Liquidity is the ability of a company to generate enough cash to meet its operational cash requirements.  As of September 30, 2011, we had a working capital of $2.6 million, exclusive of $3.4 million of deferred revenue, as compared to a working capital deficit of $0.3 million at December 31, 2010, exclusive of $1.1 million of deferred revenue.

On February 22, 2011, we borrowed $150,000 from China Direct, a related party, under the terms of a promissory note. The proceeds from this loan were used for working capital purposes.  The promissory note accrues interest at an annual rate of 6%, with principal and accrued interest due on February 21, 2012. We expect that our cash on hand, which includes the proceeds of the loan from China Direct, and the cash flow we expect to generate from operations in fiscal 2011 will be sufficient to sustain our operations for at least the next twelve months.  However, the following trends are reasonably likely to require us to raise additional capital.

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

The following table summarizes the components of our working capital as of September 30 2011 and December 31, 2010:

	September30, 2011	December 31, 2010	Increase (Decrease)%
Current assets:
Cash	$1,341,592	$55,594	$1,285,998	n/m
Accounts Receivable	575,821	-	575,821	n/m
Due from related parties	438,818	-	438,818	n/m
Prepaid expenses-related party	765,907	604,979	160,928	26.60%
Prepaid expenses and other current assets	348,638	143,683	204,955	n/m
Total current assets	$3,470,776	$804,256	$2,666,520	n/m

Current liabilities:
Accounts payable and accrued expenses	$678,276	$427,400	$250,876	58.70%
Loan payable - related party	150,000	-	150,000	n/m
Deferred revenue	3,386,221	1,056,991	2,329,230	n/m
Due to related parties	21,809	657,402	(635,593)	96.68%
Total current liabilities	$4,236,306	$2,141,793	$2,094,513	97.79%

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

Prepaid expense and other current assets represent advance payments for goods and services made by Shaoxing High School in the normal course of business. We have recorded prepaid expense and other current assets in the amount of approximately $350,000 for the nine months ended September 30, 2011.

Due to related parties consist primarily of short term non-interest bearing loans we have received from RGB Trading for working capital purposes.  These advances bear no interest, are due on demand, and are unsecured.  Due to related parties also includes $16,245 and $151,000 at September 30, 2011 and December 31, 2010, respectively, for the amount that remains outstanding to the former stockholders of Hangzhou Technology in connection with its acquisition by China Education in November 2010.

Our balance sheet also includes restricted cash as a non-current asset in the amount of $280,319 and $77,000 as of September 30, 2011 and December 31, 2010, respectively, in the form of cash deposit in a bank account set up under the laws of the PRC.  Our revenues are required to be deposited into this bank account and directly managed by the Ministry of Finance People’s Republic of China.  We periodically apply funding and withdraw money from this bank account upon approval of the Ministry of Finance People’s Republic of China.

Consolidated Statement of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2011 was $1.7 million, as our net loss of $1.9 million during the period and favorable changes in operating assets and liabilities of $1.0 million due primarily to deferred revenue was largely offset by $2.6 million of non-cash expenses, due primarily to the $1.8 million share-based consulting payment to China Direct.

Net cash used in investing activities was $55,858 for the nine months ended September 30, 2011, due primarily to cash acquired through the Lanhua School transaction offset by $0.3 million of capital expenditures.

Net cash used in financing activities for the nine months ended September 30, 2011 was $0.4 million, due primarily to payment of related party loans.

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

Shaoxing High School, Lanhua School and Meihua School are considered VIE’s and we are the primary beneficiary.  On November 25, 2010, China Education and Hangzhou Technology entered into agreements with Shaoxing High School pursuant to which we (i) exercise effective control over Shaoxing High School by having its stockholders pledge their respective equity interests in the Shaoxing High School to us and entrust all the rights to exercise their voting power over their ownership to us (ii) receive 65% of  Shaoxing High School’s pre-tax profits (90% if no taxes are paid) in consideration for technical support, marketing and management consulting services provided by Hangzhou Technology to the Shaoxing High School; and (iii) have an exclusive option to purchase all or part of the equity interests in the Shaoxing High School and all or part of the equity interest in its subsidiaries, as well as all or part of the assets of the Shaoxing High School, in each case when and to the extent permitted by applicable PRC law.

We entered into similar agreements with Lanhua School on May 31, 2011 and Meihua School on August 2, 2011, and concluded that both schools are also a VIE for which we are the primary beneficiary

 Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially includes:

•	Our operations which are based on contractual arrangements agreements with the Schools which each have a term of only 20 years.
•	Our reliance on contractual arrangements with the Schools and their shareholders for all of our China operations, which may not be as effective in providing operational control as direct ownership.
•	Potential conflicts of interest RGB Trading may have with us.
•	Possible investigations of the Schools by regulatory agencies.
•	Adverse tax consequences of our contractual arrangements with the Schools and/or their founders.
•	Our ability to obtain sufficient capital to fund our current operations and planned expansion strategy.
•	Our ability to continue to attract students to enroll in our programs.
•	Our ability to effectively manage our business expansion and increasingly complicated operations.
•	Our ability to implement our growth strategy and make strategic acquisitions and investments and to establish and maintain strategic relationships.
•	Our ability to successfully integrate businesses that we acquire.
•	Our ability to attract and retain senior management and other key personnel.
•	Our ability to adequately and promptly respond to changes in curriculum, testing materials and standards.
•	Our legal right to lease certain properties could be challenged by property owners or other third parties.
•	Our ability to comply with PRC laws and regulations which currently prohibit foreign ownership of elementary and middle schools for students in grades one to nine in the PRC.
•	Our ability to increase rates for tuition, accommodation and other fees due to regulation by the Chinese government.
•	It may be difficult for you to enforce any judgment obtained in the United States against our company, which may limit the remedies otherwise available to our shareholders.
•	Economic, legal restrictions and business conditions in the PRC.
•	New labor laws in the PRC.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who also functions as our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO who also functions as our CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011. Our evaluation excluded business activities at the Lanhua School, which we acquired control of on May 31, 2011, and the Meihua School in which we acquired control on August 2, 2011.  Lanhua School represented 11.9% of our consolidated revenues for the nine months ended September 30, 2011 and approximately 9.7% of our consolidated total assets at September 30, 2011.  Meihua School represented 6.5% of our consolidated revenues for the nine months ended September 30, 2011 and approximately 1.3% of our consolidated total assets at September 30, 2011

Based on this evaluation our management concluded that our disclosure controls and procedures were effective as of September 30, 2011 such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Our management believes that our disclosure controls and procedures provide a reasonable level of assurance of achieving their objections. Our management does not expect, however, that our disclosure controls and procedures or internal financial controls will prevent all errors or fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.24
Exclusive Cooperation Agreement dated August 2, 2011 between Hangzhou Kunjiang Education Technology Co., Ltd. and Hefei Meihua Vocational Training School (Incorporated by reference to the Form 8-K filed on August 8, 2011).

10.25
Share Pledge Agreement dated August 2, 2011 between Hangzhou Kunjiang Education Technology Co., Ltd. and Hefei Huamei Education Development Co., Ltd. , Xiaoyun Chen,  Hong Liu, Shanshan Chen (Incorporated by reference to the Form 8-K filed on August 8, 2011)..

10.26
Power of Attorney dated August 2, 2011 between China Education Schools Co., Ltd and Hefei Huamei Education Development Co., Ltd. Xiaoyun Chen, Hong Liu, Shanshan Chen (Incorporated by reference to the Form 8-K filed on August 8, 2011).

10.27
Option Agreement dated August 2, 2011 between Crown Union Resources Limited and Hefei Huamei Education Development Co., Ltd., Xiaoyun Chen,  Hong Liu, Shanshan Chen and China Education International, as Collateral Agent (Incorporated by reference to the Form 8-K filed on August 8, 2011).

10.28
Call Option Agreement dated August 2, 2011 between Hefei Huamei Education Development Co., Ltd., Xiaoyun Chen, Hong Liu and Shanshan Chen  and China Education Schools Co., Ltd. (Incorporated by reference to the Form 8-K filed on August 8, 2011).

31.1	Section 302 Certification of Chief Executive Officer.*
31.2	Section 302 Certification of Principal Financial and Accounting Officer.*
32.1	Section 906 Certification of Chief Executive Officer and Principal Financial and Accounting Officer.*
101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION INTERNATIONAL, INC.

Date: November 14, 2011	/s/ Joel Mason
Joel Mason, Chief Executive Officer, Chairman of the Board of Directors and Chief Financial Officer