Form 10-K
period 2011-12-31
CHINA EDUCATION INTERNATIONAL, INC.
filed 2012-04-11
CIK 1367898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2011
OR
[] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

CHINA EDUCATION INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-53247	20-4854568
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

100 E. Linton Blvd, Suite 401A, Delray Beach, Florida	33483
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(561) 266-3059

Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ] No [X  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $47,925,054 on June 30, 2011.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 29,019,650 shares of common stock are issued and outstanding as of March 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” in this report:

•	Our operations which are based on the School Control Arrangements which have a term of only 20 years.
•	Our reliance on contractual arrangements with the Schools, and their shareholder for all of our China operations, which may not be as effective in providing operational control as direct ownership.
•	Our historical growth rates may not be indicative of our future financial results.
•	Potential conflicts of interest the Schools’ shareholders may have with us.
•	Possible investigations of the Schools by regulatory agencies.
•	Adverse tax consequences of our contractual arrangements with the Schools and their shareholders.
•	Our ability to obtain sufficient capital to fund our current operations and planned expansion strategy.
•	Our ability to continue to attract students to enroll in our programs.
•	Our ability to effectively manage our business expansion and increasingly complicated operations.
•	Our ability to implement our growth strategy and make strategic acquisitions and investments and to establish and maintain strategic relationships.
•	Our ability to successfully integrate businesses that we acquire.
•	Our ability to attract and retain senior management and other key personnel.
•	Our ability to adequately and promptly respond to changes in curriculum, testing materials and standards.
•	Our legal right to lease certain properties could be challenged by property owners or other third parties.
•	Our ability to comply with PRC laws and regulations which currently prohibit foreign ownership of elementary and middle schools for students in grades one to nine in the PRC.
•	Our ability to increase rates for tuition, accommodation and other fees due to regulation by the Chinese government.
•	It may be difficult for you to enforce any judgment obtained in the United States against our company, which may limit the remedies otherwise available to our shareholders.
•	Economic, legal restrictions and business conditions in China.
•	New labor laws in the PRC.

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Change in Fiscal Year End

Effective December 31, 2010, we changed our fiscal year end from June 30th to December 31st.  We have defined various periods that are covered in this report as follows:

•	“fiscal 2011” — January 1, 2011 through December 31, 2011.
•	“2010 transition period” — the six month period from July 1, 2010 through December 31, 2010.

In addition, when used in this report, the terms:

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

·
“Hangzhou Education” refers to Hangzhou Kunjiang Education and Technology Co., Ltd., a limited liability company established under the laws of the People’s Republic of China (the “PRC”) and a wholly owned subsidiary of ours.

·
“Shaoxing High School” refers to Shaoxing China Textile City High School, a Chinese company established under the laws of the PRC and a company affiliated with us and consolidated in our financial statements.

·	“Pingtan Lanhua School” refers to Pingtan Lanhua School, a Chinese company established under the laws of the PRC and a company affiliated with us and consolidated in our financial statements.

·
“Hefei Meihua School” refers to HeFei Meihua Vocational Training School, a Chinese company established under the laws of the PRC and a company affiliated with us and consolidated in our financial statements.

·	“Crown Union” refers to Crown Union Resources Limited, a British Virgin Islands company.

·	“RMB” refers to the Chinese Renminbi, the national currency of the PRC.

·	“PRC” refers to the Peoples Republic of China.

List of Related Parties

We have specified the following persons and entities as related parties:

·	“China Direct” refers to China Direct Investments, Inc., a Florida corporation and a principal shareholder of our company.
·	“China Bull Management” refers to China Bull Management, Inc., a Nevada corporation which is controlled by Andrew Chien, our former CEO and director of ours.
·
“RGB Trading” refers to Shaoxing Red Green Blue Trading Co., Ltd., a limited liability company established under the laws of the PRC which is the sole shareholder of Shaoxing High School and is majority owned by Guotong Chen, one of our principal stockholders.

·	“RGB Education” refers to Zhejiang Red Green Blue Education Group, Ltd., a limited liability company established under the laws of the PRC which is majority owned by Guotong Chen.
·	Jinjin Ye, is a former stockholder of Hangzhou Education. Jinjin Ye currently holds the position of Chief Financial Officer of Hanghzou Education.
·	“Anhui Luhai” refers to Anhui Luhai Business School, which is majority owned by Xiaoyun Chen, a principal shareholder of Meihua School.
·	“Hengyuan Athletic” refers to Hengyuan Athletic School, which is majority owned by Xiaoyuan Chen.

OTHER PERTINENT INFORMATION

Our website is www.chinaeducationintl.com  The information which appears on our website is not part of this report.

iii

PART I

ITEM 1.                      BUSINESS.

We manage and operate three schools within China, Shaoxing High School, Pingtan Lanhua School and Hefei Meihua Vocational Training School. We refer to these schools collectively as the “Schools”. We also have entered to contractual arrangements to manage and operate Peng Tuo Information Technology Co., Ltd. a provider of [training in areas of software development, computer animation, finance, accounting and business related educational services.  We expect to complete this transaction in the second quarter of 2012 upon completion of certain closing conditions including completion of their audited financial statements.

Our educational services are provided to middle and high school students, non-academic training programs that include advertising design, e-commerce, secretarial, logistics, marketing and business management courses.  Due to PRC restrictions of foreign investment in China’s education industry, we operate the schools through contractual arrangements among China Education, Hangzhou Education and the owners of the Schools which we account for as consolidated variable interest entities, or VIEs. Our VIEs hold the licenses and permits necessary to conduct our educational business in China and directly operate the Schools.  We have entered into Exclusive Cooperation Agreements with the Schools under which we may receive economic benefits in the future. As of the date of this annual report, we have not received any payments under these agreements because the Schools have reinvested their profits to operate and enhance their educational programs and business. See “Business – Our History - Our Corporate Structure.”

Our Schools and Educational Organizations

Shaoxing High School

Shaoxing High School is a private primary education school for grades 7 through 12 located in Shaoxing County, Zhejiang Province, China. Shaoxing High School offers unified national core curriculums such as Chinese, mathematics, physics, English, history, biology, and related primary courses. Established in 2002, Shaoxing High School operates on a 25 acre campus and offers 57 classes across six grades. Currently, Shaoxing High School has approximately 3,295 students in enrollment and a staff of approximately 248 instructors, administrators and support staff.  The school’s primary income sources are tuition, school selection fee and dormitory fees.

In addition to the core curriculums at Shaoxing High School, the follow additional programs are offered or are planned to be offered:

 ESC 2+2 Program

Shaoxing High School began to offer the ESC 2+2 Program in the first quarter of 2012 for enrollment in the fall of 2012.  This program includes a two year Associate’s Degree program offered by the Empire State College (ESC) which is part of the State University of New York (SUNY) system. The program, taught in the English language, allows high school students to begin undergraduate college courses while in their final year of high school.

Students utilize a combination of on-site study and distance learning and upon completion, receive 24 credits from Empire State College along with 40 credits from a Chinese partner university.  Upon completion of all program requirements, students will then receive an Associate’s Degree issued by Empire State College.

Upon obtaining Associates Degree, students may apply for direct entry into the junior year of a four-year bachelor’s degree program in the United States at any of the SUNY colleges or other American college/university which accepts an Associate's Degree from an accredited university as a basis for admission.

We plan to begin offering the ESC 2+2 Program at our other Schools beginning in the fall of 2012.

 British A-Level Program

The British A-Level program provides college level courses and are taught in English in a wide range of subjects offered to high school students in more than 125 countries.  British A- Level qualifications are widely recognized and valued by top universities worldwide. British A-Level certificate is accepted at universities throughout the United Kingdom and Europe.  It is also accepted towards up to one full year of advanced standing or credit at universities in the United States and Canada.

The British A-Level courses are highly competitive.  Due to the stringent requirements of the courses, only top students with excellent English competency are eligible to participate in this three year high school program.   Eligible students are able to select from a wide selection of courses, including advanced math, physics, economics and computer sciences.  All of these courses will be taught according to Cambridge International A-Level standards and by highly skilled and trained teachers that have at least a master’s degree.  After the completion of each course, students are required to take the unified exam each year in June and January. Upon successful completion of this program, students will receive a British A-Level certificate that can be accepted as entry qualifications or be applied towards college credit at universities worldwide including the UK, Europe, USA, Canada, Singapore and Australia.

Shaoxing High School began recruiting students for the British A-Level courses during 2011 and began offering these courses in the fall 2011 semester.

Clubs and Competition

In addition to its core educational programs, students at schools we manage and operate are also encouraged to participate in various clubs and extracurricular activities that allow students to develop their own interests such as the debate club, robot club, various sports clubs, arts and music clubs.  Students in these clubs often compete at the county, provincial and national levels.

Pingtan Lanhua School. Established in 1998 and located in Lancheng Village, Pingtan County, Fujian Province, China, the Pingtan Lanhua School provides high-quality basic education services to middle school and high school students. Currently, the Lanhua School has approximately 2,437 students at the middle school and high school levels and approximately 223 instructors, administrators and support staff.  The school offers a unified national education curriculum that includes language, mathematics, physics, English, history and biology.

Hefei Meihua Vocational Training School. Established in April, 2011 and located in Hefei City, Anhui Province, China, the Hefei Meihua Vocational Training School provides non-academic training programs that include advertising design, e-commerce, secretarial, logistics, marketing and business management courses.  The Meihua Training School has approximately 972 students enrolled in its programs and approximately 146 instructors, administrators and support staff.

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

Provincial and local governments have explicitly encouraged the growth of private education and implemented favorable and flexible promotional policies in their regions. The measures include tax refunds, permission for vocational schools to independently determine tuition rates, grant of eligibility for favorable rates on land use rights, and promotional policies in the recruitment and compensation packages for the teachers of private schools, students admission, and bank credits. We believe that the market demand and government support have created a solid foundation for the private sector to prosper in the private education market. According to the Survey Report, Zhejiang Province private high school enrollment is 22% of overall high school enrollment compared to the Chinese national average of 10%. In Wuhu city of Anhui Province, the number of private kindergartens was about 90% of the total number of kindergartens in the city in 2007.

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

Growth Strategy

Our growth strategy includes the following:

•
Identify for acquisition additional schools and educational organizations whose management, student population, and course offerings offer diversity in educational opportunities which are intended to benefits our Schools.

•
Plans to support the further growth of our Schools and future acquisitions by sourcing and providing additional international educational programs which are based on associations between China and other nations, using a variety of pairing and cooperative education concepts.

•
Plans to develop and launch a brand name which can be used by the Schools and educational organizations we may to acquire as a means of offering students and parents an identifiable method of evaluating the programs, curriculum, and services provided by the Schools.  Each of the brands we may seek to develop will have a unique identity and will define specific characteristics of each of the Schools.   We expect to promote each brand using advertising and publicity within the region where the school is located.  No specific date has been established to launch our planned branding initiative as we continue to formulate a brand and marketing initiative as we acquire new schools.

•	Provide management oversight and supervision for each school and educational organization we operate through experienced academic professionals we plan to hire.
•	Expand the geographic area in which we provide our course and program offerings to additional areas in the PRC.

Marketing and Student Recruitment

We market and recruit new students primarily from the areas near our Schools  through a network of recruiters, word-of-mouth referrals, advertising and an allocation of students from the local government. We believe prospective students are attracted to our school due to our high-quality educational and vocational programs, our numerous awards and the college acceptance rate of our graduates.

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

A private school may, on the basis of relevant classifications, the length of schooling and academic performance and in accordance with the relevant regulations of the State, issue academic credentials, certificates for completing a course or qualification certificates of training to the students it enrolls. Students who receive training in vocational skills may be awarded vocational qualification certificates of the State when they are considered qualified by the vocational skills appraisal authority approved by the State. A private school shall, in accordance with laws, ensure that the teachers and staff members participate in democratic management and supervision through the representative assembly of the teachers and staff members with the teachers as the main body, or through other forms. Teachers and staff members of a private school shall, in accordance with the Trade Union Law, have the right to form trade union organizations to protect their lawful rights and interests. We believe that the Schools currently operate in compliance with these regulations.

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

We conduct our education business in the PRC primarily through contractual arrangements among our subsidiaries in the PRC and the Schools we manage which are PRC domestic entities that holds the requisite licenses and permits necessary to operate. We believe our contractual arrangements comply with all relevant PRC laws regulating the education industry and business activities.

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

None of the School Control Agreements have been approved by the Beijing Commission of Education.

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

There remains some uncertainty as to how this regulation will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that the CSRC’s approval is required in connection with our acquisition of any of the Schools, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, restrict or prohibit payment or remittance of dividends by our PRC subsidiaries to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

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

Employees

As of December 31, 2011, we and our subsidiaries had 4 full time and one part-time employee and the Schools had approximately 617 full-time employees. Other than Mr. Mason, our CEO, all of the School and China based corporate administrative employees are located in the PRC.  In addition to providing off-campus housing for the Schools’ faculty, under the laws of the PRC, we are required to contribute a portion of the total salaries of our PRC based employees to the PRC social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.   We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

Our History

We were incorporated in the state of Nevada on April 26, 2006.  In March 2010 we formed USChina Taiwan, Inc., a Nevada corporation, for the purpose of providing management consulting services to the small or medium sized private companies in Taiwan.  In March 2010 we entered into an agreement with Mr. Ching-Sang Hong under which he purchased 90% of the stock in US China Taiwan, Inc. from us for $1,225 and the agreement that he would operate the subsidiary providing consulting services in Taiwan.  We subsequently distributed the remaining 10% of USChina Taiwan, Inc. to our shareholders as a dividend.

On December 31, 2010 we acquired China Education as discussed further below.  China Education was formed on November 23, 2010 under the laws of the British Virgin Islands. On November 25, 2010, China Education acquired 100% of the equity interest in Hangzhou Education from its shareholders Jinjin Ye and Ruifeng Chen for RMB 1,000,000 (approximately $151,000).

Hangzhou Technology was established as a wholly foreign owned enterprise under the laws of the PRC in November 2010 and is our principal operating subsidiary in the Peoples Republic of China (the “PRC”).  Hangzhou Education and China Education conduct their business in the PRC through contractual arrangements with the Shaoxing High School, Pingtan Lanhua School and Hefei Meihua School as discussed further below.

The Share Exchange Agreement and Related Transactions

On December 31, 2010, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) among us, Andrew Chien, China Education and its shareholders, Invictus and RGB Trading who owned 100% of the outstanding shares of China Education (the “China Education Shareholders”).

Under the Share Exchange Agreement, we exchanged 14,800,000 shares of our common stock representing 92.1% of our then outstanding common stock, subsequent to the exchange, for 100% of the issued and outstanding common stock of China Education (the “Share Exchange”). As a result of the consummation of the Share Exchange, China Education became our wholly-owned subsidiary.  Also, in connection with the acquisition of China Education, we entered into a Consulting Agreement dated December 31, 2010 with China Direct for services provide to us in connection with this acquisition.  We issued China Direct 4,740,694 shares of our common stock as compensation for these services.

Prior to completion of the acquisition of China Education on December 31, 2010, we transferred all of our assets and liabilities to our wholly-owned subsidiary, China Bull Holding and appointed Andrew Chien as general manager of this company.  In addition, China Bull Holding entered into a management agreement with China Bull Management to manage all aspects of the operations of China Bull Holding.  Andrew Chien is a principal shareholder of China Bull Management.  On February 17, 2012 we distributed the assets of China Bull Holding to Mr. Chien in exchange for his assumption of all of the liabilities and obligations of China Bull Holding.

On December 31, 2010, Invictus Advisory Associates, Inc. (“Invictus”), a shareholder of our company, entered into a consulting and management agreement on our behalf with China Direct whereby China Direct agreed to perform certain consulting and business advisory services for us, including advising us on financing matters, assistance with acquisitions, and coordination of Securities and Exchange Commission (“SEC”) filings.  The term of the agreement is for one year, beginning January 1, 2011.  As compensation for China Direct’s services under this agreement, Invictus agreed to transfer 200,000 shares of our common stock it previously received in the Share Exchange. The 200,000 shares to be issued to China Direct were valued at $210,000.  In addition, Invictus agreed to transfer an additional 400,000 shares of our common stock under this agreement as a bonus for China Direct’s work in connection with our acquisition of China Education. We reimburased Invictus for this transfer by issuing to them an additional 600,000 shares of our common stock in November 2011. The agreement was terminated on December 31, 2011.

Shaoxing High School.  On December 31, 2010, we entered into an Exclusive Cooperation Agreement, Share Pledge Agreement, Power of Attorney and Option Agreement with Shaoxing High School and its shareholders which permit us to operate the Shaoxing High School, receive economic benefits of its operations and the right to purchase all of its equity interests from its shareholders. We issued 4,800,000 shares of our unregistered common stock valued at $5,040,000 to Shaoxing Red Green Blue Trading Col, Ltd., the shareholder of Shaoxing High School as consideration for entering into these agreements. These agreements are discussed in more detail in Item 1. Business – “Agreements that provide effective control over the Schools” and “Agreements that transfer economic benefits to us from the Schools.”

Pingtan Lanhua School.  On May 31, 2011, we entered into an Exclusive Cooperation Agreement, Share Pledge Agreement, Power of Attorney and Option Agreement with Pingtan Lanhua School and its shareholders which permit us to operate the Lanhua School, receive economic benefits of its operations and the right to purchase all of its equity interests from its shareholders. These agreements are collectively referred to as the Pingtan Lanhua School Agreements and are discussed in more detail in Item 1. Business – “Agreements that provide effective control over the Schools” and “Agreements that transfer economic benefits to us from the Schools.”

As consideration for entering into the Pingtan Lanhua School Agreements, we issued Crown Union a total of 3,600,000 shares of our unregistered common stock (the “Pingtan Lanhua Acquisition Shares”) valued at $2,880,000.  Crown Union entered into an option agreement with the Pingtan Lanhua School shareholders which permits them to acquire theses shares as follows: (i) 2,000,000 shares upon entering into the Pingtan Lanhua School Agreements, which condition was met on May 31, 2011; (ii) 1,000,000 shares upon Pingtan Lanhua achieving not less than $2,000,000 in Gross Revenues, as determined under US GAAP for any consecutive 12 months during the period from July 1, 2011 through June 30, 2013; and (iii) 600,000 shares upon Pingtan Lanhua achieving not less than $1,000,000 in pre-tax profits, as determined under US GAAP for any consecutive 12 months during the period from July 1, 2011 through June 30, 2013. The number of Pingtan Lanhua Acquisition Shares the Pingtan Lanhua shareholders may purchase from Crown Union shall be reduced and returned to us for cancellation by 1 share for each $1.00 that the net income of the Pingtan Lanhua School during any 12 month consecutive period from July 1, 2011 through June 30, 2013 as computed in accordance with US GAAP is less than $1,000,000.

Hefei Meihua School.  On August 2, 2011, we entered into an Exclusive Cooperation Agreement, Share Pledge Agreement, Power of Attorney and Option Agreement with Hefei Meihua School and its shareholders which permit us to operate the Heifei Meihua School, receive economic benefits of its operations and the right to purchase all of its equity interests from its shareholders. These agreements are collectively referred to as the Hefei Meihua School Agreements and are discussed in more detail in Item 1. Business – “Agreements that provide effective control over the Schools” and “Agreements that transfer economic benefits to us from the Schools.”

As consideration for entering into the Hefei Meihua School Agreements, we issued Crown Union a total of 3,000,000 shares of our unregistered common stock (the “Hefei Meihua Acquisition Shares”) valued at $9,000,000.  Crown Union entered into a five year option agreement with the Hefei Meihua School shareholders which permits them to acquire theses shares as follows: (i) 2,000,000 shares upon entering into the Hefei Meihua School Agreements, which condition was met on May 31, 2011; (ii) 600,000 shares upon Hefei Meihua achieving not less than $2,000,000 in Gross Revenues, as determined under US GAAP for any consecutive 12 months during the period from July 1, 2011 through June 30, 2013; and (iii) 400,000 shares upon Hefei Meihua achieving not less than $1,000,000 in pre-tax profits, as determined under US GAAP for any consecutive 12 months during the period from July 1, 2011 through June 30, 2013. The number of Hefei Meihua Acquisition Shares the Hefei Meihua shareholders may purchase from Crown Union shall be reduced and returned to us for cancellation by 1 share for each $1.00 that the net income of the Heifei Meihua School during any 12 month consecutive period from July 1, 2011 through June 30, 2013 as computed in accordance with US GAAP is less than $1,000,000.

Frontera Associates. On October 14, 2011, we issued 1,000,000 shares of our common stock and a three-year warrant exercisable at $1.00 per share for 2,400,000 shares of our common stock to Frontera Associates, Inc. (“Frontera”) as consideration for the transfer of a License Agreement dated September 1, 2001 between Frontera and American Education Center, Inc. Under the terms of the License Agreement we will have the use of the name American Education Center, its systems, brochures, literature, manuals, know how, logos, contacts and arrangements with schools and colleges across the U. S., China and elsewhere.  The license term is for thirty (30) years and may be terminated by American Education Center only in the event of failure by Frontera (or any assignee) who fails to comply with the terms of the agreement, including a license fee of 2% of net revenues associated with the licensed property, or in the event of insolvency or bankruptcy of Frontera or any assignee.

In consideration for the assignment, the Company issued to Frontera 1,000,000 shares of its common stock and a three-year warrant exercisable at $1.00 per share for 2,400,000 shares.  The warrant includes a cashless exercise provision and standard anti-dilution provisions.  Certain shareholders in Frontera, not affiliated with management of the Company, are also stockholders of the Company.  No registration rights were afforded to Frontera as part of the Agreement of Assignment.

Our Corporate Structure

The following diagram illustrates our corporate structure showing our subsidiaries and VIEs and the place of incorporation of each named entity as of December 31, 2011.

_______ Equity
- - - - - - -  Contractual arrangements consisting of share pledge agreement, call option agreement, power of attorney and exclusive cooperation agreement

Due to PRC regulatory restrictions on foreign investments in education for students in grades one to 12, we conduct our business in the PRC through contractual arrangements among China Education, Hangzhou Education, the Schools and their owners. We refer to these contracts as the “School Control Agreements” which are summarized below.. The schools are treated as VIE’s in which we do not have direct or controlling equity interest but whose historical financial results have been consolidated in our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP).

Hangzhou Education and each the Schools are the principal operating entities for our business operations within the PRC. Their functional currency is the Chinese Renminbi.

China Education and Hangzhou Education have entered into the School Control Agreements with the Schools and their owners, which enable us to:

•
Exercise effective control over the Schools by having their shareholder pledge 100% of their equity interest in the Schools to China Education and entrust all the rights to exercise its voting power over its ownership to China Education. There is no limitation on China Education’s rights to exercise the voting power over the Schools or to obtain and dispose of the pledged equity interest in the Schoolsby exercise of its call option or share pledge. China Education’s rights to obtain and dispose of the pledged equity interests in the Schools by exercise of its call option or share pledge are subject to China Education’s designating other PRC persons or entities to acquire the pledged equity interests in order not to violate PRC laws that prohibit or restrict foreign ownership in middle and high schools in China;

•	Receive 65% of the Schools pre-tax profits (90% if no taxes are paid) in consideration for technical support, marketing and management consulting services provided by Hangzhou Education; and
•
Have an exclusive option to purchase all or part of the equity interests in the School or educational organization and all or part of the equity interest in its subsidiaries, as well as all or part of its assets of the School, in each case when and to the extent permitted by applicable PRC law.

Accordingly, we treat the Schools as variable interest entities and consolidate their assets, liabilities and financial results in our financial statements effective as of the date we entered into the School Control Agreements with the respective School and its owners.

Each School holds the requisite licenses and permits necessary to conduct its respective education business in its respective areas (province, city, county, etc.) and the PRC.

Agreements that provide effective control over the Schools

The School Control Agreements provide us with substantial ability to control the Schools or educational organizations and include an option to purchase all of the equity interests of the School.. These School Control Agreements include:

Share Pledge Agreement.    Pursuant to the terms of the Share Pledge Agreement, the shareholders of the Schools pledged  all of their equity interest in their respective School to Hangzhou Education to secure the School’s performance of  under an exclusive cooperation agreement, between Hangzhou Education and the School. The Share Pledge Agreement also precludes the shareholders from transferring; disposing or others directly or indirectly create any encumbrance over their equity interest, or take any actions that may reduce the value of their equity interest without the prior written consent of Hangzhou Education.

Call Option Agreement  Pursuant to the terms of the Call Option Agreement , China Education or its designee has an option to purchase from the owners of the Schools, to the extent permitted under PRC laws, all or part of the equity interest of the Schools in one or more installments. As payment for the rights under the Call Option Agreement, we have the right to offset the value of any other consideration the owners of the Schools are entitled to receive in connection with the respective School Control Agreements against the transfer price for the equity interest in the School to the fullest extent permitted by Chinese law.  We or any third party we designate to complete the acquisition of the School under this agreement shall not be required to make any cash payment to the owners of the School. We have sole discretion to decide when to exercise the option, whether in part or in full. Currently, we do not expect to exercise such option in the foreseeable future.

Power of Attorney.   Pursuant to the power of attorney the shareholders of the respective Schools irrevocably entrusts all the rights to exercise its voting power of the School to us for an indefinite period of time.

Agreements that transfer economic benefits to us from the Schools

Exclusive Cooperation Agreement.    Pursuant to the Exclusive Cooperation Agreement, Hangzhou Education with the exclusive right to provide to each of the respective Schools technical and systems support, marketing consulting services, training for technical personnel and technical consulting services and to lend funds from its fees under this agreement.  As payment for these services, the Schools agree to pay Hangzhou Education a service fee equal to 65% the Schools’ pre-tax profit (90% if there are no taxes due). The initial term of Exclusive Cooperation Agreements is 20 years and the term can be renewed upon expiration.  The current expiration dates of the Exclusive Cooperation Agreement are:

School	Expiration Date
Shaoxing High School	December 31, 2031
Pingtan Lanhua School	May 31, 2032
Hefei Meihua School	August 1, 2032

Hangzhou Education has the unilateral right to adjust the level of the service fee based on the level of operations at the School or educational organization.  The Exclusive Cooperation Agreement can be terminated by mutual agreement, by written notice from the non-breaching party upon a breaching party’s failure to cure its breach, or by either party’s written notice upon non-performance of the agreement for 30 days except as a result of any force majeure.

Option Agreement    Pursuant to the terms of an Option Agreement entered into among the owners of Pingtan Lanhua School and Hefei Meihua School, these owners have a five year right to acquire shares of our unregistered common stock (the “Acquisition Shares”) as follows:

School	No. of Option Shares
Pingtan Lanhua School	3,600,000
Hefei Meihua School	3,000,000

See “Item 1 – Business – Our History-Pingtan Lanhua School and Heifei Meihua School” for a description of the terms of the respective Option Agreements.

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

Risks related to our corporate structure

We do not have any operations other than those pursuant to the Schools Control Agreements which expire in December 2031, May 2032 and August 2032, respectively and there are no assurances those agreements will be renewed.

We are currently not engaged in any business or operations other than those pursuant to the terms of the  Schools Control Agreements. While there is commonality of management and ownership between our company and the owners of the Schools, we are separate legal entities and the Schools are not our legal subsidiary.  We are completely dependent on the School Control Agreements and we do not generate any revenues and have no assets. All of the Schools’ assets and operations are located in the PRC. The School Control Agreements are subject to enforcement under the laws of the PRC. We cannot assure you, however, that we will be able to enforce these contracts. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in December 2031, May 2032 and August 2032 respectively and there are no assurances these agreements will be renewed. If all of the School Control Agreements are not renewed or are significantly modified, unless we have developed an independent business or operations related to activities which are not associated with these schools, of which there are no assurances, we will in all likelihood be forced to cease our operations.

We rely on contractual arrangements with each of the school and their shareholder’s for all of our PRC operations, which may not be as effective in providing operational control as direct ownership.

We have relied and expect to continue to rely on the School Agreements to operate our education business. These contractual arrangements may not be as effective in providing us with control over the schools as direct ownership. If we had direct ownership of the Schools, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of the schools, which could affect changes, subject to any applicable fiduciary duties, at the management level. As a legal matter, if any of the Schools or their shareholder fail to perform their obligations under these contractual arrangements, we may have to incur substantial costs and expend significant resources to enforce such arrangements. We may also rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, but these remedies may not be effective. For example, if the shareholder of one of the Schools were to refuse to transfer its equity interest in the School to us or our designee when we exercise the call option pursuant to the call option agreement, or if it were otherwise to act in bad faith toward us, then we may have to take legal action to compel it to fulfill its contractual obligations. In addition, we may not be able to renew these contracts with each of the respective Schools and/or their shareholders.

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

Our historical growth rates may not be indicative of our future financial results.

We have experienced substantial growth in net revenues over the past year. Our net revenues grew from $0 in the transition period of 2010 to $7 million in fiscal 2011. In addition to organic growth, our historical net revenue growth was largely driven by entering into contractual agreements with the owners of the schools we operate, which may not be sustainable or indicative of our future results or acquisition model.

If we are unable to identify and enter into contractual agreements required to treat a school or other educational service provider as a VIE at the pace we achieved in fiscal 2011, our historical growth rates will be less effective for predicting our future results. As a result of these and other factors, we may not sustain our past growth rates in future periods, and we may not achieve profitability on a quarterly or annual basis in the future.

The shareholders of the Schools or entities they own or control may have potential conflicts of interest with us, which may harm our business and financial condition.

Each of the Schools leases the land and buildings needed to operate their business from their respective shareholders or entities they own or control In addition, RGB Education provides certain consulting, human resource and other supporting services to Shaoxing High School under a November 2010 education service agreement it entered into with Shaoxing High School. Since the School have made substantial prepayments or enjoy favorable terms these agreements as described in this report, conflicts of interest between their dual roles may arise.  We cannot assure you that when conflicts of interest arise, the shareholders of the Schools will act in the best interests of our company or that conflicts of interest will be resolved in our favor. In addition, shareholders of the Schools may breach or cause a School to breach or refuse to renew the existing contractual arrangements that allow us to effectively control a School and to receive its economic benefits and the lease agreement which allows the School to operate. Currently, we do not have existing arrangements to address potential conflicts of interest between these entities, individuals and our company. We rely on the shareholders of the Schools to abide by the laws of the PRC which provides that directors owe a fiduciary duty to the company, which requires them to act in good faith and in the best interests of the company and not to use their positions for personal gain. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of the Schools , we would have to rely on legal proceedings, which could result in disruption of our business and substantial uncertainty as to the outcome of any such legal proceedings.

Regulatory agencies may commence investigations of any of the Schools controlled and operated by Hangzhou Education. If the results of the investigations are unfavorable to us, we may be subject to fines, penalties, injunctions or other censure that could have an adverse impact on our reputation and results of operations.

As the operations of the Schools are heavily regulated in the PRC, this school and companies that we or our subsidiaries may acquire or establish in the future may be subject from time to time to inspections and investigations, claims of non-compliance or lawsuits by governmental agencies, which may allege statutory violations, regulatory infractions or other causes of action. If the results of any such investigations or lawsuits are unfavorable to us, we may be subject to fines, penalties, injunctions or other censure that could have an adverse impact on our reputation and results of operations. Even if we adequately address the issues raised by a government investigation, we may have to devote significant financial and management resources to resolve these issues, which could have a material adverse effect on our business.

Our legal right to lease certain properties could be challenged by property owners or other third parties, which may cause interruptions to business operations of the affected schools and adversely affect our financial results.

We lease the premises used for the operation of the Schools. As a result, we are dependent on the property rights of these properties held by their owners to enable us to use the premises. We cannot assure you that all lessors of our leased business premises have the relevant land use right certificates or building ownership certificates of the premises they lease to us, that the leased land is used for a government approved purpose or otherwise have the right to lease the premises to us.

If any of our leases were terminated as a result of challenges by third parties or governmental agencies, we may be forced to relocate affected schools,  incur additional expenses and take a charge for a loss reflecting any prepaid rents or other intangible assets on our balance sheet related to an affected School. If we fail to find suitable replacement sites in a timely manner on terms acceptable to us, our business and net revenues at the affected sites could be materially adversely affected. Furthermore, if we are forced to vacate the premises which are occupied by our Schools, it could impact schools that generate all of our net revenues. We believe, however, that it is highly unlikely that we would be impacted by all or most of these defects at the same time across all of our locations in various jurisdictions where these properties are located, and we believe that we would be able to find alternative locations quickly without incurring significant additional expenses for most of these locations.

We are not aware of any actions, claims or investigations being contemplated by the competent governmental entitles with respect to the defects in our leased real properties. However, if we are unable to use the existing properties, enter new leases or renew our current leases in a timely basis and on terms favorable to us, our business, results of operations and financial condition could be materially adversely affected.

Contractual arrangements we have entered into among our subsidiaries and Shaoxing High School and RGB Trading, as well as Pingtan Lanhua School and Heifei Meihua School may result in adverse tax consequences to us; such arrangements may be subject to scrutiny by the PRC tax authorities and a finding that we or one or more of the schools owe additional taxes could substantially reduce our consolidated net income and the value of your investment.

Under PRC laws and regulations, arrangements and transactions among related parties should be priced on an arm’s length basis and may be subject to audit or challenge by the PRC tax authorities. We could face material adverse tax consequences if the PRC tax authorities determine that the contractual arrangements between us,  the School or their shareholders or entities they own or control, do not represent an arm’s-length price and adjust Shaoxing High School’ income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in increased tax liabilities for a School for PRC tax purposes. To date, similar contractual arrangements have been used by a number of other public companies and, to our knowledge, the PRC tax authorities have not imposed any material penalties on those companies. However, we cannot assure you that such penalties will not be imposed on any other companies or us in the future. Our consolidated net income may be harmed if our affiliated entities’ tax liabilities increase or if they are found to be subject to additional taxes, late payment fees or other penalties.

Risks related to our business and industry

We may not be able to obtain sufficient capital to fund our current operations and planned expansion strategy and may be forced to limit the scope of our growth strategy.

Our ability to implement our growth strategy is dependent on our ability to raise additional capital.  Because we have only completed the acquisition of China Education in December 2010 and have a limited history of operations our ability to attract additional capital may be adversely impacted.  In addition, because our common stock is quoted in the over the counter market, and as a result of the recent increased scrutiny of China-based U.S. public companies, our ability to raise capital may be further adversely impacted.  If adequate additional financing is not available on reasonable terms, we may not be able to fund our current administrative operations or implement our expansion plans in the PRC and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.  In connection with our growth strategy, we will require a capital investment and accordingly, we may not have sufficient capital to fund our current or future operations without additional capital investments. Our capital needs will depend on numerous factors, including our profitability, the actual versus planned cost to operate and maintain schools in the PRC and the amount of our operational, business development and capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.  If we cannot obtain additional funding, we may be required to substantially curtail our operations, limit our marketing efforts or delay the future acquisition of schools in the PRC.  These types of reductions could materially adversely affect our business and our ability to compete in future periods.   Even if we do find a source of additional capital, we may not be able to negotiate acceptable terms and conditions for obtaining the additional capital. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available on terms that will be acceptable to us, or at all.

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

We plan to expand, both through acquisitions and internal growth, and we plan to continue to expand our operations in different geographic areas as we address growth in our enrollment base and market opportunities. We plan to acquire a number of schools to add to our acquisition of the Schools, although we do not have any firm commitments at this time for any future acquisitions other than with Peng Tuo Information Technology Co. Ltd. (see Note 14) and there are no assurances we will acquire additional schools.  If our planned expansion is successful, it will result in substantial demands on our management and personnel and our operational, technological and other resources. To manage the expected growth of our operations, we will be required to expand our existing operational, administrative and technological systems and our financial systems, procedures and controls, and to expand, train and manage the planned growth in our employee base. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations, or that we will be able to effectively and efficiently manage the growth of our operations, recruit and retain qualified personnel and integrate entities we acquire into our operations. Any failure to effectively and efficiently manage our expansion may materially and adversely affect our ability to capitalize on new business opportunities, which in turn may have a material adverse effect on our financial condition and results of operations.

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

If any one or more of these risks or uncertainties were to occur or if any of the strategic objectives we contemplated is not achieved, our ability to manage our business could be impaired. It could result in our failure to derive the intended benefits of our acquisition of the Schools or otherwise have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully integrate businesses that we acquire, which may cause us to lose anticipated benefits from such acquisitions and to incur significant additional expenses.

It is challenging to integrate business operations, infrastructure and management philosophies of acquired Schools and companies. The benefits of our acquisition of China Education and future acquisitions depend in significant part on our ability to integrate technology, operations and personnel. The integration of the Schools is a complex, time-consuming and expensive process that, without proper planning and implementation, could significantly disrupt our business and operations. The main challenges involved in integrating acquired entities include the following:

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

We may not successfully integrate our operations with the operations of entities we acquire in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the acquisitions to the extent or in the timeframe anticipated which would have a material adverse effect on our results of operations.

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

Our management has determined that as of December 31, 2011, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting related to a lack of qualified accounting personnel who have sufficient knowledge in dealing with the complex U.S. GAAP accounting and financial issues. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of this material weaknesses and our remediation efforts and plans, see “Part II — Item 9A— Controls and Procedures.” If the result of our remediation of the identified material weakness is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

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

If Shareholders of the Schools should lose their land use rights, it is likely that the School’s operations would be materially adversely impacted.

The schools lease the buildings and lands they use to operate their school from their shareholders. As a result, we are dependent on the property rights held by the schools’ shareholders to enable the schools to use the facilities located on the property covered by these property use rights. We cannot assure you that the Schools’ shareholders have the relevant land use right certificates or building ownership certificates of the premises they lease to us or otherwise have the right to lease the premises to us.  If the Schools should lose their rights to use the land and buildings it leases, its ability to continue its operations as they are presently conducted would be materially impacted.  In addition, as the rent of Shaoxing School on the land and buildings has been prepaid through December 2020, its ability to mitigate this impact on its business would be materially affected.

PRC laws and regulations currently prohibit foreign ownership of elementary and middle schools for students in grades one to nine in the PRC. Accordingly, our wholly-owned subsidiaries in the PRC, which are considered foreign-invested, are currently ineligible to apply for such education licenses in the PRC.

We operate our Schools and conduct our school business in the PRC through the School Control Agreements. The Schools hold the required licenses and permits necessary to conduct our education business in the PRC. We have been and expect to continue to be dependent on the management at the Schools to operate them which forms the basis of our business.

If our ownership structure and the School Control Agreements are found to be in violation of any existing or future PRC laws or regulations or we fail to obtain any of the required permits or approvals the relevant PRC regulatory authorities, including the MOE, the Ministry of Commerce, or MOFCOM which regulate the education industry and foreign investment in the PRC, respectively, would have broad discretion in dealing with such violations, including:

•	Revoking the business and operating licenses of our PRC subsidiary and affiliated entities;
•	Discontinuing or restricting the operations of any related-party transactions among China Education’s PRC subsidiary and affiliated entities;
•	Imposing fines or other requirements with which we or China Education’s PRC subsidiary and affiliated entities may not be able to comply;
•	Revoking the preferential tax treatment enjoyed by the Schools;
•	Requiring us or any affiliated entities to restructure the relevant ownership structure or operations; or
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

The tuition, accommodation and other fees charged by the Schools and student enrollment at these schools is subject to regulation by the Chinese government, and our revenue is highly dependent on the level of these fees and our student enrollment.

Chinese regulators have broad powers to regulate the tuition, accommodation and other fees charged by primary, secondary and other schools and student enrollment levels at these schools. As a result, new regulations could adversely impact the fees we expect to receive from the to which we provide management services. The tuition, accommodation and other fees charged by the schools is subject to various price controls administered by local price-control authorities. In light of the substantial increase in tuitions and other education-related fees in the PRC in recent years, the PRC’s price-control authorities may impose stricter price control on tuition changes in the future. As of the date of this report, there is no indication from the MOE or the relevant authorities that the government would significantly change the tuition charges or annual student enrollment quotas. If the tuition charges were to be decreased or if they were not allowed to increase in line with increases in our costs because of the actions of the PRC’s administrative price controls or if student enrollments at private schools were restricted, our net revenue and profitability would be materially adversely affected.

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

The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for our services and products depends, in large part, on economic conditions in the PRC. Any slowdown in the PRC’s economic growth may cause a decrease in enrollment in the Schools, which in turn could reduce our net revenues.

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

Hangzhou Education is subject to restrictions on making dividends and other payments to us or any other affiliated company.

We are a holding company and will rely principally on dividends paid by our Chinese subsidiary Hangzhou Education for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders to the extent we choose to do so, to service any debt we may incur and to pay our operating expenses. Our PRC subsidiary’s income in turn depends on the service and other fees paid by the Schools. Current PRC regulations permit Hangzhou Education to pay dividends to us only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, under the applicable requirements of PRC law, Hangzhou Education may only distribute dividends after it has made allowances to fund certain statutory reserves. These reserves are not distributable as cash dividends. In addition, under the New CIT Law, which became effective on January 1, 2008, dividends paid to us by Hangzhou Education are subject to withholding tax. The withholding tax on dividends may be exempted or reduced by the PRC State Council. Currently, the withholding tax rate is 10% unless reduced or exempted by treaty between the PRC and the tax residence of the holder of the PRC subsidiary.

The PRC tax authorities may require us to adjust our taxable income under the contractual arrangements we currently have in place in a manner that would restrict our subsidiaries’ ability to pay dividends and make other distributions to us.

To date, Hangzhou Education has not paid dividends to us. In the near future, we do not expect to receive dividends from Hangzhou Education because its accumulated profits are expected to be used for its own business or expansion. If we are unable to extract the earnings and profits of the Schools, it could have a material adverse effect on our liquidity and financial condition.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to Hangzhou Education, which could harm our liquidity and our ability to fund and expand our business.

We may make loans to our PRC subsidiary and the Schools or we may make additional capital contributions to our PRC subsidiary. Any loans to our PRC subsidiary or consolidated PRC affiliated entities are subject to PRC regulations. For example:

•
Loans by us to Hangzhou Education to finance its activities cannot exceed statutory limits and must be registered with the PRC State Administration of Foreign Exchange, or SAFE, or its local counterparts; and

•	Loans by us to one of the Schools, which are a domestic PRC entity, must be approved by the relevant government authorities and must also be registered with SAFE or its local counterparts.

We may also decide to finance Hangzhou Education by means of capital contributions. These capital contributions must be approved by the PRC Ministry of Commerce or its local counterparts. We are not likely, however, to finance the activities of one of the Schools by means of capital contributions due to regulatory issues related to foreign investment in domestic PRC entities, as well as the licensing and other regulatory issues discussed in the “Government Regulation” section of this report. We cannot assure you that we will be able to obtain these government registrations or approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to Hangzhou Education. If we fail to receive such registrations or approvals, our ability to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

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

Presently Hangzhou Education is not a registered as an investment company. We do not intend to turn this company into an investment company because to do so this company would have to satisfy criteria promulgated by MOFCOM and be approved by MOFCOM or its provincial counterparts before registration with the administration for industries and commerce, which is difficult to accomplish and time consuming. As a result, if we were to invest funds into Hangzhou Education as increased registered capital, we could not convert such proceeds into RMB to fund acquisitions of additional schools, and our ability to expand our business may be adversely affected.

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

The New CIT Law and its Implementing Regulations, which became effective on January 1, 2008, provide that enterprises established outside of the PRC whose “de facto management bodies” are located in the PRC are considered “resident enterprises.” Although the Implementing Regulations of the PRC CIT Law define the term “de facto  management bodies” as a body which substantially manages, or has control over the business, personnel, finance and assets of an enterprise, currently there are no further detailed rules or precedents applicable to us governing the procedures and specific criteria for determining “ de facto  management body and it is still unclear if the PRC tax authorities would determine that we should be classified as a PRC “resident enterprise.”

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

The change in value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 21% appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2011. Recently, the PRC has decided to proceed further with reform of the RMB exchange regime and to enhance the RMB exchange rate flexibility. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant adjustment of the RMB against the U.S. dollar.

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

We cannot provide any assurances that all of our shareholders who are PRC residents will make or obtain any applicable registrations or approvals required by these SAFE regulations. The failure or inability of our PRC resident shareholders to comply with the registration procedures set forth in the SAFE regulations may subject Hangzhou Education to fines and legal sanctions, restrict our cross-border investment activities, or limit Hangzhou Education’s ability to distribute dividends to or obtain foreign-exchange dominated loans from our company.

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

We could be held liable for accidents that occur at the Schools. In the event of on-site food poisoning, personal injuries, fires or other accidents suffered by students or other people, we could face claims alleging that we were negligent, provided insufficient supervision or instruments or were otherwise liable for the injuries. Such accidents may adversely affect our reputation and financial results. The insurance industry in the PRC is still at an early stage of development. Insurance companies in the PRC offer limited business insurance products. As a result, we do not have any business liability or disruption insurance coverage for our operations. Any business disruption, litigation or natural disaster would result in substantial costs and diversion of our resources.

We face risks related to natural disasters and health epidemics in the PRC, which could have a material adverse effect on our business and results of operations.

Our business could be materially adversely affected by natural disasters or the outbreak of health epidemics in the PRC. For example, in May 2008, Sichuan Province suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. In addition, in the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome, or SARS. In April 2009, an outbreak of the H1N1 virus, also commonly referred to as “swine flu,” occurred in Mexico and has spread to other countries. Cases of swine flu have been reported in Hong Kong and mainland China. The Chinese government and certain regional governments within the PRC have enacted regulations to address the H1N1 virus specifically within the education services market, which may have an effect on our business. If the outbreak of swine flu were to become widespread in the PRC or increase in severity, it could have an adverse effect on economic activity in the PRC, and could require the temporary closure of one or more of our Schools. Such events could severely disrupt our business operations and harm our results of operations. Any future natural disasters or health epidemics in the PRC could also have a material adverse effect on our business and results of operations.

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

One shareholder beneficially owns approximately 19.9% of our common stock and the shareholders of the Schools collectively own approximately 30.3% of our common stock.  In this case, these shareholders may be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by these stockholders will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

        Not applicable to a smaller reporting company

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

The leased properties are described below:

LUR Cert. No.	How Held	Location	Purpose	Area (sq.m.)	Registration Date
Shaoxing
Shaoxing County government land registration number（2005）NO.12-38	Leased	Qixian Town, Zhuyi Village, South Che Bay	For education	71,548.70	Apr-05
Shaoxing County government land registration number（2005）NO.12-39	Leased	Qixian Town, Zhuyi Village, South Che Bay	For education	31,171.30	Apr-05
Shaoxing County government building registration number NO. 38217	Leased	Keqiao Qiantao Road South, East Lake Road West, (Qixian Zhuyi Village) Building #1	For education & dormitory	7,089.12	Dec-08
Shaoxing County government building registration number NO. 38218	Leased	Keqiao Qiantao Road South, East Lake Road West, (Qixian Zhuyi Village) Building #3	For education & dormitory	7,550.47	Dec-08
Shaoxing County government building registration number NO. 38219	Leased	Keqiao Qiantao Road South, East Lake Road West, (Qixian Zhuyi Village) Building # 4	For education	4,825.85	Dec-08
Shaoxing County government building registration number NO. 38220	Leased	Keqiao Qiantao Road South, East Lake Road West, (Qixian Zhuyi Village) Building # 5	For education	8,834.80	Dec-08
Shaoxing County government building registration number NO. 38221	Leased	Keqiao Qiantao Road South, East Lake Road West, (Qixian Zhuyi Village) Building # 6	For education	4,825.85	Dec-08
Shaoxing County government building registration number NO. 38222	Leased	Keqiao Qiantao Road South, East Lake Road West, (Qixian Zhuyi Village) Building # 2	For education & dormitory	7,089.12	Dec-08
Meihua
Feixi County government land register number No. 1730	Leased	68 He An Rd, Hejing District	For Comprehensive land use	1,050.00	Oct-07
Hefei City government land register number NO. 890	Leased	He Pai Road East	For education	38,886.60	Nov-05
Hefei City government land register number NO. 1729	Leased	He Pai Road East	For education	53,360.00	Sep-02
Heifei City government building register number No. 22557	Leased	No. 68 He An Rd, Hefei Economic and Technological Development Zone Bottom of Form	For education	3,916.10	Jan-08
Heifei City government building register number No. 30308	Leased	No. 68 He An Rd, Hefei Economic and Technological Development ZoneBottom of Form	For education	5,166.29	Apr-03
Heifei City government building register number No. 101041	Leased	No. 68 He An Rd, Hefei Economic and Technological Development Zone	For education & dormitory	11,392.93	Oct-03

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

Pingtan Lanhua School operates on a 447,477 square foot campus which includes all buildings, sports facilities and other structures and infrastructure improvements located on this land pursuant to an agreement with Xingbiao Lin, Qiming Weng, Qiude Chen, the legal owners of Pingtan Lanhua School.  The agreement permits Pingtan Lanhua School to use the land and improvements on this property rent for free until August 2016.  The fair value of the rent for this property in fiscal 2011 was approximately $197,735.

Heifei Meihua School leases a 220,000 square foot educational facility located in Hefei City, Anhui Province, China that houses its classrooms, student dormitory, cafeteria and administrative offices (the “Heifei Meihua School Facility”). The Heifei Meihua School Facility is leased from Hengyuan Athletic School (“Hengyan Athletic”), a company controlled by the owners of Heifei Meihua School.  Under the terms of this lease which commenced on March 1, 2011 and expires on February 28, 2014, annual rent due over its term is RMB1,560,000 (approximately $240,000).

Hangzhou Education occupies a 1,000 square foot office at 161 Tianmushan Rd. Huifeng Gongyu, N. 1-1801, Xihu Dis. Hangzhou, Zhejiang Province, China on a month-to-month basis for a monthly rent of RMB 5,000 (approximately $756). We are in the process of looking for a new location for this office.

Our principal executive offices are comprised of a 1,200 square foot office located in Delray Beach, Florida under a lease expiring in August 2012 for a monthly rent of $1,900 per month.  We have an option to renew this lease for a period of 6 months at the same rent.

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

	High	Low
Fiscal 2011
Fourth quarter ended December 31, 2011	$2.00	$0.51
Third quarter ended September 30, 2011	0	0
Second quarter ended June 30, 2011	3.00	0.8
First quarter ended March 31, 2011	3.50	1.05
2010 Transition Period
Second quarter ended December 31, 2010	$1.05	$1.05
First quarter ended September 31, 2010	2.00	2.00

As of March 30, 2012, the last sale price of our common stock as reported on the OTCBB was $1.00.  As of March 30, 2012, there were approximately 75 record owners of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Recent Sales of Unregistered Securities

On December 30, 2011 we issued 40,000 shares of our common stock valued at $1.80 per share for a total of $72,000 to Joel Mason for services provided to as our Chief Executive Officer during the year ended December 31, 2011.

On December 30, 2011 we issued 6,000 shares of our common stock valued at $1.80 per share for a total of $10,800 to Judith Denton as compensation for serving as a director of our company during fiscal 2011.

On December 30, 2011 we issued 6,000 shares of our common stock valued at $1.80 per share for a total of $10,800 to Andrew Chien as compensation for serving as a director of our company during fiscal 2011.

On February 24, 2012 we completed the sale of 800,000 shares of our common stock to Dolton Consulting Services, Inc. at a price of $0.25 per share. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. In addition, the recipient of our shares was a sophisticated investor and had access to information normally provided in a prospectus regarding us. In addition, the recipient of the shares had the necessary investment intent as required by Section 4(2) since it agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

ITEM 6.                      SELECTED FINANCIAL DATA.

Not applicable for a smaller reporting company.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and footnotes for the year ended December 31, 2011 included in this report.

Change in Fiscal Year End

Effective December 31, 2010, we changed our fiscal year end from June 30th, to December 31st.  We have defined various periods that are covered in this report as follows:

•	“fiscal 2011” — January 1, 2011 through December 31, 2011.
•	“2010 transition period” — the six month period from July 1, 2010 through December 31, 2010.

Overview

Organization and Business Operations

Prior to our acquisition of China Education on December 31, 2010, we did not generate any revenues and had minimal operations during the 2010 transition period and in prior years.  On December 31, 2010 we acquired China Education through a Share Exchange Agreement (the “Share Exchange Agreement”) among us, Andrew Chien, China Education and its stockholders who owned 100% of the outstanding shares of China Education (the “China Education Shareholders”).  China Education was formed on November 23, 2010 under the laws of the British Virgin Islands. On November 25, 2010, China Education acquired 100% of the equity interest in Hangzhou Education from its shareholders Jinjin Ye and Ruifeng Chen for RMB 1,000,000 (approximately $151,000).

Under the Share Exchange Agreement, we exchanged 14,800,000 shares of our common stock representing 92.1% of our then outstanding common stock for 100% of the issued and outstanding common stock of China Education (the “Share Exchange”). As a result of the consummation of the Share Exchange, China Education became a wholly-owned subsidiary our company.  In connection with the acquisition of China Education, we entered into a Consulting Agreement dated December 31, 2010 with China Direct for services provided to us in connection with this acquisition.  We issued China Direct 4,740,694 shares of our common stock as compensation for these services. In addition, on December 31, 2010, Invictus entered into a consulting and management agreement on our behalf with China Direct whereby China Direct agreed to perform certain consulting and business advisory services for us, including advising us on financing matters, assistance with acquisitions, and coordination of SEC filings. The term of the agreement is for one year, beginning January 1, 2011.  As compensation for China Direct’s services under this agreement, Invictus transferred 200,000 shares of our common stock previously received in the Share Exchange to China Direct. In accordance with the terms of this agreement, Invictus also transferred an additional 400,000 shares of our common stock to China Direct as a bonus for China Direct’s work in connection with our acquisition of China Education. We reimbursed Invictus for this transfer by issuing to them an additional 600,000 shares of our common stock in November 2011. The agreement was terminated on December 31, 2011.

Hangzhou Education, our principal operating subsidiary in the People’s Republic of China (the “PRC”), was established as a private limited liability company under the laws of the PRC in November 2010.  Due to PRC regulatory restrictions on foreign investments in education for students in grades one through 12, we conduct our business in the PRC through contractual arrangements between China Education, Hangzhou Education, and the Schools located in the PRC. These agreements provide us with substantial ability to control the Schools. We have obtained an option to purchase all of the equity interests of the Schools from their owners.  The contractual agreements we entered into in with the schools (Control Agreements) include:

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

Pingtan Lanhua school is located at Lianhua Mountain, Lancheng Village, Pingtan County, Fuzhou City, Fujian Province, China. Lanhua School’s campus is located on 41,572 square meters of land and is comprised of 12 buildings. After 12 years of development, Pingtan Lanhua School has approximately 3,201 students and approximately 226 teachers and support staff encompassing 6 grades and 60 classes under middle school and high school sections.  Pingtan Lanhua School offers unified national education curriculum, such as language, mathematics, physics, English, history and biology.

Established in April, 2011 the Hefei Meihua School provides non-academic training programs that include advertising design, ecommerce, secretarial, logistics, marketing and business management courses. The Hefei Meihua School has approximately 700 students enrolled in its programs. (Refer to Note 1 and to China Education International, Inc. Form 8-K dated August 2, 2011 for details on this recent acquisition and exclusive cooperation agreement.)

Due to Chinese regulatory restrictions on foreign investments in Chinese companies, we conduct our business in China through contractual arrangements which make up the School Control Agreements among China Education, Hangzhou Education, and the Schools. The Schools will be treated as a variable interest entity in which China Education does have direct or controlling equity interest but whose historical financial results will be consolidated in our 2011 financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

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

Financial Statement Presentation

Because the acquisition of China Education occurred on the last day of our fiscal year 2010, we did not include any revenues of China Education, its subsidiaries or variable interest entities under its control in our results of operations for the 2010 transition period.  However, the assets and liabilities of these entities are reflected in our consolidated balance sheet at December 31, 2010.

Results of Operations

Prior to December 31, 2010, the date we acquired China Education; we had minimal operations, did not record any revenues and had no operating assets.  Therefore, our results of operations and cash flows for the year ended December 31, 2011 are not comparable to the year ended December 31, 2010.  For the year ended December 31, 2011 and the transition period of 2010, we recorded a net loss of $4.2 million and $15.5 million, respectively, and had de minimums cash flows. Our results of operations for the year ended December 31, 2011 are discussed below, and include the results of Shaoxing High School effective as of January 1, 2011, the results of the Pingtan Lanhua School effective as of June 1, 2011, and the results of the Heifei Meihua School as of August 2, 2011.

For the year ended December 31, 2011

Net revenues for the year ended December 31, 2011 were $7.0 million which were derived from tuition, school selection fees and dormitory fees. The increase in revenues from the second quarter of 2011 was due primarily to the operations of the Shaoxing High School and revenues from the Pingtan Lanhua School which we acquired in June 2011 and the Hefei Meihua School we acquired in August 2011.

Cost of sales for the year ended December 31, 2011 were $4.4 million, resulting in a gross profit of $2.6 million, with a gross margin of 37.6%. Cost of revenues is mainly comprised of teachers’ compensation and benefits. The increase in cost of revenues is primarily due to compensation expense for additional education staff resulting from the increase in student enrollment.

Our operating expenses of $6.9 million for the year ended December 31, 2011 included a share-based consulting  services fee paid to CD International Enterprises, Inc. (formerly known as China Direct) in the amount of $2.2 million, and general and administrative expenses of $4.7 million. The increase in general and administrative expenses is primarily due to the acquisition of the Shaoxing High School, Pingtan Lanhua School and Hefei Meihua School, amortization of intangibles and expenses incurred by Hangzhou Technology and our U.S. corporate office.

We recorded a net loss of $4.2 million for the year ended December 31, 2011. Our net loss attributable to China Education International, Inc. stockholders was $4.3 million. Excluding the $2.2 million share based payment to CD International Enterprises, Inc. for consulting services; our net loss would have been $2.0 million.

For the transition period ended December 31, 2010

For 2010, we recorded a net loss of $15.5 million due to non-cash charges related to the issuance of 14,740,694 shares of our common stock in connection with our acquisition of China Education.  Of the 14,740,694 shares we issued, 10,000,000 shares were issued to Invictus and were charged to expense as a transaction fee, and 4,740,694 shares were issued to China Direct for services provided in connection with our acquisition of China Education. An additional 4,800,000 shares were issued to RGB Trading which owned the Shaoxing High School and were deemed the purchase price of the transaction. The fair value of our common stock as of December 31, 2010, the date we acquired China Education, was $1.05, resulting in stock-based service expense of $15.5 million.  The net loss for the transition period also includes $34,000 of operating expenses for business activities incurred prior to the acquisition of China Education.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2011, we had a cash balance of $1.7 million and negative working capital of $0.2 million. Excluding the short-term portion of deferred revenues of $1.6 million in 2011, we would have working capital of $1.4 million. The following table summarizes the components of our working capital as of December 31, 2011 and 2010:

	December31, 2011	December 31, 2010	Increase (Decrease)%
Current assets:
Cash	$1,700,821	$55,594	$1,645,227	2959.36%
Due from related parties	390,263	-	390,263	N/M
Prepaid expenses-related party	629,693	604,979	24,714	4.09%
Prepaid expenses and other current assets	246,841	143,683	103,158	71.8%
Total current assets	$2,967,618	$804,256	$2,163,362	268.99%

Current liabilities:
Accounts payable and accrued expenses	$1,133,469	$427,400	$706,069	165.2%
Loan payable - related party	157,718	-	157,718	N/M
Taxes payables	147,279	-	147,279	N/M
Deferred revenue	1,550,367	1,056,991	493,376	46.68%
Due to related parties	153,317	657,402	(504,085)	(76.68)%
Total current liabilities	$3,142,150	$2,141,793	$1,000,357	46.71%

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

Prepaid expense and other current assets represent advance payments for goods and services made by Shaoxing High School in the normal course of business. We have recorded prepaid expense and other current assets in the amount of approximately $0.3 million for 2011.

Due to related parties consist primarily of short term non-interest bearing loans we have received from RGB Trading for working capital purposes.  These advances bear no interest, are due on demand, and are unsecured.  Due to related parties also includes $16,245 and $151,000 at December 31, 2011 and December 31, 2010, respectively, for the amount that remains outstanding to the former stockholders of Hangzhou Technology in connection with its acquisition by China Education in November 2010.

Our balance sheet also includes restricted cash as a non-current asset in the amount of $0.2 million and $77,000 as of December 31, 2011 and December 31, 2010, respectively, in the form of cash deposit in a bank account set up under the laws of the PRC. Our revenues are required to be deposited into this bank account and directly managed by the Ministry of Finance People’s Republic of China.  We periodically apply funding and withdraw money from this bank account upon approval of the Ministry of Finance People’s Republic of China.

        On February 22, 2011, we borrowed $150,000 from China Direct, a related party, under the terms of a promissory note. The proceeds from this loan will be used for working capital purposes. The promissory note accrues interest at an annual rate of 6%, with principal and accrued interest due on February 21, 2012. This note was extended on demand on February 21, 2012.

        We expect that our cash on hand, cash flow we expect to generate from operations in fiscal 2012 will be sufficient to sustain our operations for at least the next twelve months.  However, the following events are reasonably likely to require us to raise additional capital.

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

Our business plan contemplates the acquisition of additional schools through contractual agreements similar to those of the School Control Agreements.  We expect that the consideration for gaining control of these schools will be comprised entirely of new issuances of our common stock. Other than the agreements we have entered into with Peng Tuo Information Technology Co. Ltd, we do not have any binding commitments at this time to acquire any additional schools and there can be no assurances that we will be successful in this goal.  In addition, there are no assurances we will be able to structure transactions using our equity securities as the sole consideration.

Consolidated Statement of Cash Flows

Net cash provided by operating activities for the year ended December 31, 2011 was $2.3 million, as our net loss of $4.2 million netted with favorable changes in operating assets and liabilities of $0.7 million due primarily to deferred revenue was largely offset by $4.3 million of non-cash expenses, due primarily to share-based consulting services payment to CD International Enterprises, Inc.

Net cash used in investing activities was $0.5 million for the year ended December 31, 2011, due primarily to cash of $0.3 million acquired through the Pingtan Lanhua and Heifei Meihua Schools transactions offset by $0.7 million of capital expenditures for school building improvements and purchase of operating equipment.

Net cash used in financing activities for the year ended December 31, 2011 was $0.2 million, due primarily to payment of related party loans.

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
•           the selling price is both fixed and determinable; and
•           collectability is reasonably assured.  Tuition and dormitory fees are generally paid in advance,
•           and revenue is recognized ratably as the services are rendered.

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

 The Schools are considered a VIE and we are the primary beneficiary.   China Education and Hangzhou Education have entered into the School Control Agreements with the Schools and their owners,  which we (i) exercise effective control over the Schools by having their shareholders pledge their respective equity interests in the the Schools to us and entrust all the rights to exercise their voting power over their ownership to us (ii) receive 65% of  the Schools’ pre-tax profits (90% if no taxes are paid) in consideration for technical support, marketing and management consulting services provided by Hangzhou Education to the the Schools; and (iii) have an exclusive option to purchase all or part of the equity interests in the Schools and all or part of the equity interest in its subsidiaries, as well as all or part of the assets of the Schools, in each case when and to the extent permitted by applicable PRC law.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in the F pages at the end of this report.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

•           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2011.

The specific material weaknesses identified by our management relates to our inadequate number of personnel with the requisite expertise in U.S. GAAP to ensure the proper application thereof. Our internal accounting staff is primarily engaged in ensuring compliance with PRC accounting and reporting requirements and their U.S. GAAP knowledge is also limited. As a result, a majority of our internal accounting staff is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

During 2011, we continued to relied on CD International Enterprises, Inc. ("CDI"), our corporate management services provider, to ensure that our financial statements contain all necessary adjustments to conform to U.S. GAAP. CDI employs a staff of accountants, at least two of whom are U.S. certified public accountants.  The majority of CDI’s accounting staff is bilingual and capable of translating financial statements and schedules from Chinese to English, as well as reviewing detailed trial balances and other financial information to ensure that U.S. GAAP has been properly applied.  We expect to be materially dependent upon CD International Enterprises, Inc., or another third party which can provide us with the same level of accounting consulting services, for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer who is also our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION.

 On March 29, 2012 China Education and Hangzhou Education entered into an amendment to the December 30, 2011 agreements they entered into with Peng Tuo and its shareholders (the Peng Tuo Agreements”).  As previously disclosed, the Peng Tuo Agreements will permit us to operate Peng Tuo and the right to purchase all of its equity interests from its shareholders. The March 29, 2012 amendment to the Peng Tuo Agreements clarifies that the Peng Tuo Agreements would become effective on the date when Peng Tuo provides China Education Peng Tuo’s audited financial statements for the fiscal years ended December 31, 2011 and 2010 and unaudited financial statements for any completed three month period as of the date such financial statements are provided to China Education, all of which shall be prepared in accordance with US GAAP (the “Peng Tuo Financial Statements”).  The parties to the Peng Tuo Agreements further agreed that the Peng Tuo Financial Statements will be provided to China Education no later than June 15, 2012 and that such financial statements shall be reasonably acceptable to China Education.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years. Our directors are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified. Our executive officers are appointed by our Board and serve until their successors have been duly appointed and qualified. Other than the December 31, 2011 Share Exchange Agreement, there are, to our knowledge, no agreements or understandings by which these individuals were so selected. No family relationships exist between any directors or executive officers, as such term is defined in Item 402 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)..

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions
Joel Mason	73	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Judith Denton	54	Director

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

Judith Denton. Ms. Denton was appointed as a member of our Board of Directors on August 5, 20111. Since 2004, Ms. Denton has been a Director of Hotel Accounting at MCG Financial Services, LLC, a hospitality consulting practice and general business and accounting business. MCG Financial Services, LLC is owned and managed by Joel Mason, our Chief Executive Officer and Chairman of the Board of Directors. From 2000 to 2003, Ms. Denton was a mathematics teacher at the Christa McCaulliffe Middle School in Boynton Beach, Florida. Ms. Denton received a Bachelor of Science degree in Finance from University of the State of New York, Mercy College in 1998. Ms. Denton has not served as a director of any company during the past five years which is required to file reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 or is subject to the requirements of Section 15(d) of the Exchange Act or is registered as an investment company under the Investment Company Act of 1940.

Key Employees

We employ certain individuals who, while not executive officers, make significant contributions to our business and operations and hold various positions within our subsidiaries.

Mr. Yuefeng Gan.  Mr. Gan, age 47, has served as the Chief Executive Officer of Hangzhou Education since November 2010. From January 2007 to November 2010, Mr. Gan served as the Project Director and Eastern Region Representative of American Education Center located in Nanjing, China, where he was responsible for marketing international education programs to Chinese students.  From January 2002 to December 2006, Mr. Gan served as the Director of East China Region and the General Manager of the Oncology Business Unit of Xi’an Buchang Pharmaceutical Co., Ltd. where his responsibilities included marketing, sales, and promotional activities.  From April 1995 to December 2001, Mr. Gan served as the pharmaceutical sales representative and regional marketing manager of Xian-Janssen Pharmaceutical Co., Ltd. From September 1987 to March 1995, Mr. Gan served as Resident and Attending Physician at Nanjing No.2 People’s Hospital.  Mr. Gan earned a Medical Degree from Nanjing Medical School in 1987 and speaks English as well as Mandarin.

Ms. Jinjin Ye.  Ms. Ye, age 31, has served as the Chief Financial Officer of Hangzhou Education since November 2010. From September 2003 to November 2010, Ms. Ye served as the Manager of Beijing EAU Education and Investment Management Co., Ltd., a recruiter of Chinese students for international education programs, where she was responsible for all financial operations and activities, including accounting, filings, compliance, and day to day business activities.  Ms. Ye earned a Bachelor of Arts Degree in business management from Sichuan Yibin University in 2003 and speaks English as well as Mandarin.

Mrs. Guihuan Wang.  Mrs. Wang, age 47, has served as the Chief Operating Officer of Hangzhou Education since November 2010. From May 2008 to March 2011, Mrs. Wang served as the Chief Financial Officer of Hefei Zhaoxiang Real Estate Development Co., Ltd., a developer, marketer and manager of real estate projects within China.  Mrs. Wang also served as the Chief Financial Officer of Shanghai Jianhua Satellite Communications Co., Ltd. from June 2000 to April 2008. From June 1999 to May 2000, Mrs. Wang served as the Chief Accountant of Anhui Chang’an Electronic Co., Ltd., an electronics manufacturer and information technology company.  Mrs. Wang also served as the Accounting Manager of Hainan Liuhe Co., Ltd. from March 1989 to March 1998.  From July 1983 to February 1989, Mrs. Wang was an accountant at Guizhou Panjiang Bureau of Mines.  Mrs. Wang earned a Bachelor’s Degree in Accounting from Shanghai Tongji University in 1985.

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

Judith Denton. Ms. Denton was appointed to our Board of Directors based on her experience in accounting and financial management in a variety of businesses engaged in manufacturing, product distribution, hospitality, restaurants and services and her experience as a former school teacher and the contributions she can make to our strategic direction.

Compliance with Section 16(a) of The Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the year ended December 31, 2010 with the exception of one Form 4 filing by Andrew Chien in connection with one award of our common stock, one Form 4 filing by Joel Mason in connection with one acquisition of our common stock, one Form 4 filing by Judith Denton in connection with one award of our common stock and one Form 4 filing by CD International Enterprises, Inc. in connection with one acquisition of our common stock

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees.  Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior.  Any employee who violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to and including termination of his or her employment. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to China Education International, Inc. 100 E. Linton Blvd, Suite 401A, Delray Beach, Florida 33483, Attention: Joel Mason, Chief Executive Officer.

Role of our Board in Risk Oversight and Committees of our Board of Directors

Our Chief Executive Officer also serves as Chairman of the Board of Directors and we do not have a lead director.  In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board.  Ms. Denton is not considered an independent director.  The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces.  Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management.

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

Since we do not have an audit committee or any independent members of our Board of Directors, we do not have an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

Director Compensation

The following table summarizes the compensation paid by us to our directors during fiscal 2011.

Director Compensation Table(1)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total ($)
Joel Mason (3)
Andrew Chien (4)	-	10,800	10,800
Judith Denton (5)	-	10,800	10,800

(1)
No members of the board received compensation in the form of option awards, Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings, or any other forms of Compensation in excess of the $10,000 in the aggregate in fiscal 2011.

(2)	In fiscal 2011, we issued 6,000 shares to Andrew Chien and 6,000 shares to Judith Denton as compensation for serving as directors of our company.

(3)	Mr. Mason who is our Chief Executive Officer is not paid for board service in addition to his regular employee compensation.

(4)	Mr. Chien resigned as a director of our company on March 7, 2012.

(5)	Ms. Denton became a director of our company on August 5, 2011. We have agreed to pay Ms. Denton $6.000 as compensation for serving as a director in fiscal 2012.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in fiscal 2011 and fiscal 2010:

•	our principal executive officer or other individual serving in a similar capacity during fiscal 2011;
•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2011 whose compensation exceed $100,000; and
•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2011.

For definitional purposes these individuals are sometimes referred to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934.

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Joel Mason (1)	2011	36,000	-	72,000	-	-	-	-	108,000
	2010	-	-	(1)	-	-	-	-	-

(1) Mr. Mason was appointed as our Chief Executive Officer on December 31, 2010. The table above does not include $52,500 attributable to the 50,000 shares of our common stock Invictus transferred to Mr. Mason on December 31, 2010 Invictus previously received in the Share Exchange for services Mr. Mason provided to Invictus in connection with our acquisition of China Education.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding at December 31, 2011:

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

Executive Employment Agreements and Narrative Regarding Executive Compensation

Mr. Mason was appointed as our President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board on December 31, 2010.  Mr. Mason is not a party to an employment agreement with our company. His compensation is determined by our Board of Directors, of which Mr. Mason is a member. The Board of Directors considers a number of factors in determining the compensation of Mr. Mason including the scope of his duties and responsibilities to our company, compensation levels of executives with comparable duties in similar companies such as ours and the time they devote to our business. Under the terms of an oral agreement with Mr. Mason, we agreed to pay him an annual salary of $36,000 for the period ended December 31, 2011 which amount has been accrued. In addition, Mr. Mason was awarded 40,000 shares of our unregistered common stock for his services in fiscal 2011. We have agreed to pay Mr. Mason an annual salary of $36,000 in fiscal 2012.

The Board of Directors did not consult with any experts or other third parties in establishing the compensation for Mr. Mason.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

At March 30, 2012, we had 29,019,650 shares of common stock issued and outstanding.  The following table sets forth information known to us as of March 30, 2012 relating to the beneficial ownership of shares of our voting securities by:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;
•	each director;
•	each named executive officer; and
•	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of China Education International Inc. 100 East Linton Blvd, Suite 401A, Delray Beach, Florida 33483.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Joel Mason(1)	90,000	*
Judith Denton(2)	6,000	*
All officers and directors as a group (two persons)	96,000	*
CD International Enterprises, Inc.(3)	5,769,757	19.9%
Shaoxing Red Green Blue Trading Co., Ltd. (4)	4,800,000	16.5%
_____________
*represents less than 1%

(1)	Mr. Mason is the chief executive officer of our company and a member of the Board of Directors.
(2)	Ms. Denton is a member of the Board of Directors.
(3)
The number of securities beneficially owned by CD International Enterprises, Inc. and its subsidiaries includes: 3,399,410 shares owned directly by China Direct Investments, Inc., 1,185,174 shares owned by CDI Shanghai Management Co. and 1,185,173 shares owned by Capital One Resource Co., Ltd., all of which are subsidiaries of China Direct Industries, Inc. China Direct Industries, Inc. is the indirect beneficial owner of these securities.  Yuejian (James) Wang Ph.D., has voting and dispositive control over securities beneficially held by CD International Enterprises, Inc. whose address is 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

(4)	Guotong Chen has voting and dispositive control over the securities held by Shaoxing Red Green Blue Trading Co., Ltd.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2011.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time we engage in transactions with related parties.  The following is a summary of the related party transactions reflected on our consolidated balance sheet at December 31, 2011.

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

Prior to the establishment of Meihua School, and in anticipation of its establishment, future members of the Company along with a company controlled by these members entered into an Equipment Lease Agreement with Anhui Luhai, a related party of the Company’s principal shareholder, on February 10, 2011 as amended on June 23, 2011 (the “Equipment Lease”).  The Equipment Lease provides for the Company’s use of various computer and electronic equipment, furnishings and other personal property used by the Company in its operations.  The term of the Equipment Lease commenced on March 1, 2011 and expires on December 31, 2011.  Monthly rent due over the term of the Equipment Lease is RMB 16,000 (approximately $2,500).  The lease has been extended to February 28, 2017 and month rent is RMB 6,667 (approximately $1,050).

Pingtan Lanhua School owes its shareholders, Qiude Chen and Guangyu Wei $136,958 for loans they made to us for working capital purposes as of December 31, 2011.  These advances are unsecured, non-interest bearing and due upon demand.

At December 31, 2011 China Education owes Jinjin Ye and Ruifeng Chen, the former shareholders of Hangzhou Education, $16,245 for the outstanding balance of consideration for the 100% of the equity interests in Hangzhou Education China we acquired in November 2010.

At December 31, 2011, we have $390,263 due from Anhui Luhai , a principal shareholder of HeFei Meihua School. This amount bears no interest, was due on demand and was unsecured.

We entered into a Consulting and Management Agreement with Invictus and China Direct as of December 31, 2010 whereby China Direct agreed to perform certain consulting and business advisory services for us, including advising us on financing matters, assistance with acquisitions, and coordination of SEC filings.  The term of the agreement is for one year, beginning January 1, 2011.  As payment for China Direct’s services, Invictus transferred to China Direct on February 15, 2011 a total of 600,000 shares of our common stock previously issued to Invictus under the Share Exchange Agreement.  These shares included 400,000 shares as a payment of a bonus for China Direct’s work in connection with our December 2010 acquisition of China Education and 200,000 shares as payment for consulting and advisory services which China Direct agreed to provide to us in 2011.  The 600,000 shares of our common stock were fully vested and non-forfeitable at the time of transfer and were valued at $1,800,000 and were included in operating expense as consulting expense.  In November 2011, we reimbursed Invictus for the 600,000 shares of our common stock it delivered to China Direct. The agreement was terminated on December 31, 2011.

In December 2011, we issued additional 200,000 shares of our common stock to China Direct as a bonus for the additional work performed by China Direct on behalf of us during the fiscal 2011. The shares were value at $360,000 and were included in our operating expense as consulting expense.

On February 22, 2011, we borrowed $150,000 from China Direct under the terms of a promissory note.  The proceeds will be used for working capital purposes.  The promissory note accrues interest at an annual rate of 6%.  The principal and accrued interest is due on February 21, 2012. This note was extended on demand on February 21, 2012.

On February 17, 2012 we distributed the assets of China Bull Holding to Mr. Chien, a former member of our board of directors, in exchange for his assumption of all of the liabilities and obligations of China Bull Holding.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2011 and the 2010 transition period.  The following table shows the fees that were billed for the audit and other services provided by such firm for fiscal 2011 and the 2010 transition period.

	Year ended December 31, 2011	Transition period ended December 31, 2010
Audit Fees	$137,500	$30,000
Audit Related Fees	40,700	0
Tax Fees	0	0
All Other Fees	0	0
Total	$178,200	$30,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and audit related fees paid to the auditors with respect to fiscal 2011, the 2010 transition period and fiscal 2010 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3 of Form SB-2 filed on September 19, 2006).
3.2	By laws, as amended (Incorporated by reference to Exhibit 3.01 of Form 8-K filed on November 29, 2007).
4.1	$1.00 Common Stock Purchase Warrant dated October 14, 2011.*
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

10.22	Call Option Agreement dated May 31, 2011 between Qiming Weng, Xingbiao Lin and Qiude Chen and China Education Schools Co., Ltd (Incorporated by reference to the Form 8-K filed on June 1, 2011).
10.23	Exclusive Cooperation Agreement dated May 31, 2011 between Hangzhou Kunjiang Education Technology Co., Ltd. and Pingtan Lanhua School (Incorporated by reference to the Form 8-K filed on June 1, 2011).
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

10.29
Exclusive Cooperation Agreement dated December 30, 2011 between Hangzhou Kunjiang Education Technology Co., Ltd. and Peng Tuo Information Technology Co. Ltd. (Incorporated by reference to the Form 8-K filed on January 6, 2012).

10.30
Share Pledge Agreement dated December 30, 2011 between Hangzhou Kunjiang Education Technology Co., Ltd. and Mr.Tang Weijiao and Mrs. Cao Xiaoya (Incorporated by reference to the Form 8-K filed on January 6, 2012).

10.31	Power of Attorney dated December 30, 2011 between China Education Schools Co., Mr. Tang Weijiao, and Mrs. Cao Xiaoya (Incorporated by reference to the Form 8-K filed on January 6, 2012).
10.32
Option Agreement dated December 30, 2011 between Crown Union Resources Limited and Mr. Tang Weijian, Mrs. Cao Xiaoya, and China Education International, as Collateral Agent. (Incorporated by reference to the Form 8-K filed on January 6, 2012).

10.33	Call Option Agreement dated December 30, 2011 between Mr. Tang Weijian, Mrs. Cao Xiaoya and China Education Schools Co., Ltd. (Incorporated by reference to the Form 8-K filed on January 6, 2012).
10.35
Amendment dated March 28, 2012 to Exclusive Cooperation Agreement December 30, 2011 between Hangzhou Kunjiang Education Technology Co., Ltd. and Peng Tuo Information Technology Co. Ltd(Incorporated by reference to the Form 8-K/A filed on April 2, 2012).

10.36
Amendment dated March 29, 2012 to Option Agreement dated December 30, 2011 between Crown Union Resources Limited and Mr. Tang Weijian, Mrs. Cao Xiaoya, and China Education International, as Collateral Agent (Incorporated by reference to the Form 8-K/A filed on April 2, 2012).

10.37	Amendment dated March 29, 2012 to Call Option Agreement dated December 30, 2011 between Mr. Tang Weijian, Mrs. Cao Xiaoya and China Education Schools Co., Ltd (Incorporated by reference to the Form 8-K/A filed on April 2, 2012).

10.38	Agreement of Assignment dated October 14, 2011 between Frontera Associates, Inc. and China Education International, Inc.*
14.1	Code of Business Conduct and Ethics. (Incorporated by reference to the Form 10-K filed on March 31, 2011).
21.1	Subsidiaries of the registrant.*
31.1	Section 302 Certificate of Chief Executive Officer.*
31.2	Section 302 Certificate of Principal Financial and Accounting Officer.*
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.*
101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

* Filed herewith
** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished" and not “filed".

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Education International, Inc.

Date: April 10, 2012	By: /s/ Joel Mason
Joel Mason, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel Mason	Chief Executive Officer, President and Chairman (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2012
Joel Mason

/s/ Judith Denton	Director	April 10, 2012
Judith Denton

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011 AND THE TRANSITION PERIOD THE SIX MONTH ENDED DECEMBER 31, 2010

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Education International, Inc., and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Education International, Inc., and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statement of operations and comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2011and for the transition period the six months ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the combined financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Education International, Inc., and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and Comprehensive income, and their cash flows for the year ended December 31, 2011 and for the transition period the six months ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Sherb & Co., LLP
Certified Public Accountants
New York, New York
March 30, 2012

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,700,821	$55,594
Due from related parties	390,263	-
Prepaid expense - related parties, short term	629,693	604,979
Prepaid expense and other current assets	246,841	143,683
Total current assets	2,967,618	804,256
Restricted cash	205,348	77,313
Prepaid expense - related parties, long term	5,037,545	5,444,811
Goodwill	5,087,202	193,840
Intangible asset, net	4,010,310	806,950
Property and equipment, net	1,634,242	490,710
Total assets	$18,942,265	$7,817,880
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,133,469	$427,400
Loan payable-related parties	157,718	-
Taxes payables	147,279	-
Due to related parties	153,317	657,402
Deferred revenue	1,550,367	1,056,991
Total current liabilities	3,142,150	2,141,793
Deferred revenue - long term	1,002,049	669,087
Total liabilities	4,144,199	2,810,880
SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 28,078,650 and 20,806,150 shares issued and outstanding at December 31, 2011 and 2010	28,079	20,806
Additional paid-in capital	34,440,459	20,668,211
Accumulated deficit	(20,005,236)	(15,682,017)
Accumulated other comprehensive income	181,322	-
Total China Education International Inc.'s shareholders' equity	14,644,624	5,007,000
Noncontrolling interest	153,442	-
Total shareholders' equity	14,798,066	5,007,000
Total liabilities and shareholders' equity	$18,942,265	$7,817,880

The accompanying notes are an integral part of these consolidated financial statements.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHESIVE INCOME

	Year Ended December 31,2011	The Transition Period –The Six Months Ended December 31,2010

Net revenues	$7,038,106	$-
Cost of sales	4,394,781	-
Gross profit	2,643,325	-
Operating expenses:
Selling expenses	57,830	-
Consulting expense-related party	2,160,000	-
General and administrative	4,681,646	15,544,586
Total operating expenses	6,899,476	15,544,586
Total operating loss	(4,256,151)	(15,544,586)
Other income (expense):
Interest (expense) income	(6,280)	86
Other expense	(3,775)	-
Subsidy income	136,748	-
Total other income	126,693	86
Net loss before taxes	(4,129,458)	(15,544,500)
Income taxes	(40,319)	-
Net loss	(4,169,777)	(15,544,500)
Net income attributable to noncontrolling interest	(153,442)	-
Net loss attributable to China Education International, Inc.	$(4,323,219)	$(15,544,500)
Other comprehensive income:
Foreign currency translation	181,322	-
Comprehensive loss	$(4,141,897)	$(15,544,500)
NET LOSS PER COMMON SHARE:
Loss per share - basic and diluted	$(0.18)	$(11.33)
Weighted average common shares outstanding - basic and diluted	23,162,238	1,371,655

The accompanying notes are an integral part of these consolidated financial statements.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Equity

Balance, June 30, 2010	1,265,456	$1,265	$170,023	$(137,517)	$-	$-	$33,771

Common stock issued for services	14,740,694	14,741	15,462,988				15,477,729
Common stock issued in acquisition	4,800,000	4,800	5,035,200				5,040,000
Net loss for the transition period – the six months ended December 31, 2010				(15,544,500)			(15,544,500)

Balance, December 31, 2010	20,806,150	20,806	20,668,211	(15,682,017)	-	-	5,007,000

Common stock issued for services	2,040,500	2,041	4,301,860				4,303,901
Common stock issued in acquisition	4,000,000	4,000	6,626,000				6,630,000
Common stock issued and warrants granted for acquiring intangible asset	1,000,000	1,000	2,427,020				2,428,020
Stock award for employees and the shareholders of schools for performance	232,000	232	417,368				417,600
Net loss for the year				(4,323,219)		153,442	(4,169,777)
Foreign currency translation adjustment					181,322		181,322

Balance, December 31, 2011	28,078,650	$28,079	$34,440,459	$(20,005,236)	$181,322	$153,442	$14,798,066

The accompanying notes are an integral part of these consolidated financial statements.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	The Transition Period-The Six Months Ended December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,169,777)	$(15,544,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	258,926	-
Amortization	213,337	-
Common stock issued for services	4,303,901	15,477,729
Stock award for employees and the shareholders of schools for performance	417,600	-
Amortization of prepaid expense - related parties	619,636	-
Changes in assets and liabilities:
Restricted cash	(18,556)	-
Deferred revenue	723,611	-
Due from related parties	(384,030)	-
Prepaid expense and other current assets	25,471	-
Tax payable	137,995	-
Accounts payable and accrued expenses	179,227	33,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,307,341	(33,771)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	261,856	55,594
Purchase of equipment and buildings improvement	(745,093)	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(483,237)	55,594
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable-related parties	157,718	-
Repayment of related party payable	(367,290)	-
NET CASH USED IN FINANCING ACTIVITIES	(209,572)	-
EFFECT OF EXCHANGE RATE ON CASH	30,695	-
NET INCREASE IN CASH	1,614,532	21,823
CASH - BEGINNING OF YEAR	55,594	33,771
CASH - END OF YEAR	$1,700,821	$55,594
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of assets acquired	$2,094,548	$7,624,040
Liabilities assumed	$354,910	$2,777,800
Common stock issued for acquisitions	$6,630,000	$5,040,000
Common stock issued and warrants granted for acquiring intangible asset	$2,428,020	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

China Education International, Inc., formerly known as US China Channel, Inc. (the “Company”, “we”, “us”) was formed on April 26, 2006 under the laws of the State of Nevada. Prior to the completion of the acquisition of China Education Services, Ltd., a British Virgin Islands company (“China Education”) on December 31, 2010, we transferred all of our assets and liabilities to our wholly-owned subsidiary, China Bull Holdings, Inc. and appointed Andrew Chien, our founder and former chief executive officer, as general manager of this company.  In addition, China Bull Holdings, Inc. entered into a management agreement with China Bull Management, Inc. to manage all aspects of the operations of China Bull Holdings, Inc.  Mr. Chien is a principal shareholder of China Bull Management, Inc. On February 17, 2012 we distributed the assets of China Bull Holding to Mr. Chien in exchange for his assumption of all of the liabilities and obligations of China Bull Holding. There was no gain or loss for this exchange.

On December 31, 2010 we acquired China Education as discussed further below.  China Education was formed on November 23, 2010 under the laws of the British Virgin Islands and was 100% owned by Shaoxing Red Green Blue Trading Co., Ltd. (“RGB Trading”), a PRC limited liability company and Invictus Advisory Associates, Inc. (“Invictus”), a Florida corporation and shareholder of the Company prior to our acquisition. On November 25, 2010, China Education acquired 100% of the equity interest in Hangzhou Education, a PRC limited liability company, from its shareholders Jinjin Ye and Ruifeng Chen for RMB 1,000,000 (approximately $151,000). Hangzhou Education was established as a wholly foreign owned enterprise under the laws of the PRC in November 2010 and is our principal operating subsidiary in the Peoples Republic of China (the “PRC”).

On December 31, 2010 we issued 14,740,694 shares of our common stock in connection with our acquisition of China Education.  Of the 14,740,694 shares we issued, 10,000,000 shares were issued to Invictus and were charged to expense as a transaction fee, and 4,740,694 shares were issued to China Direct for services provided in connection with our acquisition of China Education.  The fair value of our common stock as of December 31, 2010, the date we acquired China Education, was $1.05, resulting in stock-based service expense of $15.5 million.

Due to PRC regulatory restrictions on foreign investments in education for students in grades one to 12, we conduct our business in the PRC through contractual arrangements among China Education, Hangzhou Education, the Schools and their owners. We refer to these contracts as the “School Control Agreements” which are summarized below. The Schools are treated as VIE’s in which we do not have direct or controlling equity interest but whose historical financial results have been consolidated in our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP).

Hangzhou Education and the Schools are the principal operating entities for our business operations within the PRC. Their functional currency is the Chinese Renminbi.

On December 31, 2010, May 31, 2011 and August 2, 2011 China Education and Hangzhou Education entered into a series of contractual arrangements, or School Control Agreements, with three schools and educational organizations that permitted the Company manage and operate, which enable us to:

•
Exercise effective control over the Schools by having their shareholders pledge 100% of their equity interest in the Schools to China Education and entrust all the rights to exercise its voting power over its ownership to China Education. There is no limitation on China Education’s rights to exercise the voting power over the Schools or to obtain and dispose of the pledged equity interest in the Schools by exercise of its call option or share pledge. China Education’s rights to obtain and dispose of the pledged equity interests in the Schools by exercise of its call option or share pledge are subject to China Education’s designating other PRC persons or entities to acquire the pledged equity interests in order not to violate PRC laws that prohibit or restrict foreign ownership in middle and high schools in China;

•	Receive 65% of the Schools pre-tax profits (90% if no taxes are paid) in consideration for technical support, marketing and management consulting services provided by Hangzhou Education; and
•
Have an exclusive option to purchase all or part of the equity interests in the School or educational organization and all or part of the equity interest in its subsidiaries, as well as all or part of its assets of the School, in each case when and to the extent permitted by applicable PRC law.

Shaoxing High School.  On December 31, 2010, we entered into an Exclusive Cooperation Agreement, Share Pledge Agreement, Power of Attorney and Option Agreement with Shaoxing High School and its shareholders which permit us to operate the Shaoxing High School, receive economic benefits of its operations and the right to purchase all of its equity interests from its shareholders. We issued 4,800,000 shares of our unregistered common stock valued at $5,040,000 to Shaoxing Red Green Blue Trading Co., Ltd.(“RGB Trading”), the shareholder of Shaoxing High School as consideration for entering into these agreements. These agreements are discussed in more detail in Item 1. Business – “Agreements that provide effective control over the Schools” and “Agreements that transfer economic benefits to us from the Schools.”

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pingtan Lanhua School.  On May 31, 2011, we entered into an Exclusive Cooperation Agreement, Share Pledge Agreement, Power of Attorney and Option Agreement with Pingtan Lanhua School and its shareholders which permit us to operate the Pingtan Lanhua School, receive economic benefits of its operations and the right to purchase all of its equity interests from its shareholders. These agreements are collectively referred to as the Pingtan Lanhua School Agreements and are discussed in more detail in Item 1. Business – “Agreements that provide effective control over the Schools” and “Agreements that transfer economic benefits to us from the Schools.”

As consideration for entering into the Pingtan Lanhua School Agreements, we issued Crown Union, a British Virgin Island company (“a BVI company”) a total of 3,600,000 shares of our unregistered common stock (the “Pingtan Lanhua Acquisition Shares”) valued at $2,880,000.  Crown Union entered into an option agreement with the Pingtan Lanhua School shareholders which permits them to acquire shares of the Company’s common stock as follows: (i) 2,000,000 shares upon entering into the Pingtan Lanhua School Agreements, which condition was met on May 31, 2011; (ii) 1,000,000 shares upon Pingtan Lanhua achieving not less than $2,000,000 in Gross Revenues, as determined under US GAAP for any consecutive 12 months during the period from July 1, 2011 through June 30, 2013; and (iii) 600,000 shares upon Pingtan Lanhua achieving not less than $1,000,000 in pre-tax profits, as determined under US GAAP for any consecutive 12 months during the period from July 1, 2011 through June 30, 2013. The number of Pingtan Lanhua Acquisition Shares the Pingtan Lanhua shareholders may purchase from Crown Union shall be reduced and returned to us for cancellation by 1 share for each $1.00 that the net income of the Pingtan Lanhua School during any 12 month consecutive period from July 1, 2011 through June 30, 2013 as computed in accordance with US GAAP is less than $1,000,000. Due to PRC restrictions of foreign investment in China’s education industry, we operate Pintan Lanhua School through contractual arrangements among China Education, Hangzhou Education and the owners of the Schools.

Hefei Meihua School.  On August 2, 2011, we entered into an Exclusive Cooperation Agreement, Share Pledge Agreement, Power of Attorney and Option Agreement with Hefei Meihua School and its shareholders which permit us to operate the Heifei Meihua School, receive economic benefits of its operations and the right to purchase all of its equity interests from its shareholders. These agreements are collectively referred to as the Hefei Meihua School Agreements and are discussed in more detail in Item 1. Business – “Agreements that provide effective control over the Schools” and “Agreements that transfer economic benefits to us from the Schools.”

As consideration for entering into the Hefei Meihua School Agreements, we issued Crown Union a total of 3,000,000 shares of our unregistered common stock (the “Hefei Meihua Acquisition Shares”) valued at $9,000,000.  Crown Union entered into a five year option agreement with the Hefei Meihua School shareholders which permits them to acquire shares of the Company’s common stock as follows: (i) 2,000,000 shares upon entering into the Hefei Meihua School Agreements, which condition was met on May 31, 2011; (ii) 600,000 shares upon Hefei Meihua achieving not less than $2,000,000 in Gross Revenues, as determined under US GAAP for any consecutive 12 months during the period from July 1, 2011 through June 30, 2013; and (iii) 400,000 shares upon Hefei Meihua achieving not less than $1,000,000 in pre-tax profits, as determined under US GAAP for any consecutive 12 months during the period from July 1, 2011 through June 30, 2013. The number of Hefei Meihua Acquisition Shares the Hefei Meihua shareholders may purchase from Crown Union shall be reduced and returned to us for cancellation by 1 share for each $1.00 that the net income of the Heifei School during any 12 month consecutive period from July 1, 2011 through June 30, 2013 as computed in accordance with US GAAP is less than $1,000,000. Due to PRC restrictions of foreign investment in China’s education industry, we operate Heifei Meihua School through contractual arrangements among China Education, Hangzhou Education and the owners of the Schools.

Accordingly, we treat the Schools as variable interest entities and consolidate their assets, liabilities and financial results in our financial statements effective as of the date we entered into the School Control Agreements with the respective School and its owners in accordance with U.S. GAAP.

Each School holds the requisite licenses and permits necessary to conduct their respective education business in their respective areas (province, city, county, etc.) and the PRC.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Effective December 31, 2010, we changed our fiscal year end from June 30th to December 31st. We have defined various periods as follows:

•	“fiscal 2011??nbsp;— January 1, 2011 through December 31, 2011.
•	“2010 transition period” — six month transition period from July 1, 2010 through December 31, 2010.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  Translation of amounts from RMB into United States dollars has been made at the following exchange rates for the fiscal 2011 and 2010 transition period:

As of December 31, 2011 As of December 31, 2010	RMB 6.3523 to US$1.00 RMB 6.6118 to US$1.00
Twelve months ended December 31, 2011 Six months ended December 31, 2010	RMB 6.4544 to US$1.00 RMB 6.77875 to US$1.00

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

Concentration of Credit Risks

   Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and restricted cash.  We deposit our cash with high credit quality financial institutions in the United States and the PRC.  At December 31, 2011, we had deposits of approximately $1,700,698 in banks in the PRC, as well as restricted cash, described below, in the amount of $205,348.  In the PRC, there is no equivalent of federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured.  We have not experienced any losses in such bank accounts through December 31, 2011.

Restricted Cash

Restricted cash pertains to cash on deposit in a bank account which is set up under the laws of the PRC, under which the Company’s revenues are required to be deposited into this bank account and directly supervised by the Ministry of Finance of People’s Republic of China (the “Ministry of Finance”).  We periodically apply funding and withdraw money from this bank account upon approval of the Ministry of Finance.  This bank account requires a minimum balance of RMB 500,000 (approximately $75,000) or not less than either 15% of the school’s revenues or the aggregate amount of three months’ salaries for all of the school’s employees.  At December 31, 2011 and 2010, restricted cash amounted to $205,348 and $77,313, respectively.

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the fiscal 2011 and 2010 transition period.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair value of financial instruments

        We have adopted ASC Topic 820, “Fair Value Measurements”, for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values, generally due to short-term maturity of these instruments.

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

In accordance with the current laws and regulations of the PRC, Shaoxing High School is registered as a private school whose shareholders will not receive returns from net incomes from Shaoxing High School.  Therefore it is exempt from business income tax.  Pingtan Lanhua School and Hefei Meihua School are registered as private schools that require reasonable returns, and are therefore subject to a 25% income tax rate.

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

Basic and Diluted Earnings per share

        Pursuant to ASC Subtopic 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. There were no potentially dilutive securities outstanding as of December 31, 2011 and 2010.

 Comprehensive income (loss)

        Comprehensive income (loss) consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations.

Recently issued accounting pronouncements

In September, 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. We believe the adoption of ASU 2011-08 may have a material impact on our consolidated financial statements.

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

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2010, the FASB issued ASU No.  2010-28 (“ASU 2010-28”), Intangibles — Goodwill and Other (ASC 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The objective of this Update is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. As a result of that conclusion, some constituents raised concerns that Step 2 of the test is not performed despite factors indicating that goodwill may be impaired. The amendments in this Update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. We believe the adoption of ASU 2010-28 may have a material impact on our consolidated financial statements.

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

NOTE 3 – ACQUISITION

As previously discussed in Note 1, on December 31, 2010, we entered into an Exclusive Cooperation Agreement, Share Pledge Agreement, Power of Attorney and Option Agreement with Shaoxing High School and its shareholders which permit us to operate the Shaoxing High School, receive economic benefits of its operations and the right to purchase all of its equity interests from its shareholders. We issued 4,800,000 shares of our unregistered common stock valued at $5,040,000 to Shaoxing Red Green Blue Trading Col, Ltd.(“RGB Trading”), the shareholder of Shaoxing High School as consideration for entering into these agreements.

On May 31, 2011 we acquired effective control of the Pingtan Lanhua School through the School Control Agreements. In connection with this transaction, we issued 2,000,000 shares of our common stock, valued at $1.6 million, to Crown Union, which then entered into an option agreement with the Pingtan Lanhua Founders, in accordance with the terms of the Option Agreement. The Pingtan Lanhua Founders have the opportunity to receive an additional 1,600,000 shares of our common stock, valued at $1.28 million if Pingtan Lanhua School meets certain revenue and earnings targets during the two year period ending June 30, 2013. The additional stock to be earned is accounted for as it is extremely like that these additional shares will be issued.

On August 2, 2011 we acquired effective control of Hefei Meihua School through the School Control Agreements. In connection with this transaction, we issued 2,000,000 shares of our common stock, valued at $2,500,000, to Crown Union, which then entered into an option agreement with the Hefei Meihua Founders, in accordance with the terms of the Option Agreement. The Hefei Meihua Founders have the opportunity to receive an additional 1,000,000 shares of our common stock, valued at $1.25 million if Hefei Meihua School meets certain revenue and earnings targets during the two year period ending August 1, 2013. The additional stock to be earned is accounted for as it is extremely like that these additional shares will be issued.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the terms of the Control Agreements, we determined that the Schools are VIE for which we are the Primary Beneficiary. As a result, the transactions have been accounted for under acquisitions method.  The purchase price of each school was allocated to the assets acquired and liabilities assumed at their fair values as of their respective acquisition dates as follows:

The favorable lease intangible of Shaoxing Hig School was determined based on our evaluation of the prepaid rent under the terms of a ten-year lease Shaoxing High School had entered into with RGB Trading in November 2010.  This intangible asset will be amortized over the lease term of ten years. The favorable lease intangible of Pingtan Lanhua School was determined based on our evaluation of the arrangement Pingtan Lanhua School has with its Founders whereby Pingtan Lanhua School conducts its operations in facilities owned by its Founders with its Founders forgoing a rental fee. This intangible asset will be amortized over a period of five years.

	12/31/2010	5/31/2011	8/2/2011
	Shaoxing	Lanhua	Meihua
Purchase Price:	$5,040,000	$2,880,000	$3,750,000

Net assets acquired
Cash and cash equivalents	55,594	185,372	77,062
Prepaid expense-related parties	6,049,790	-	101,408
Prepaid expense and other current assets	143,683	20,493	-
Favorable lease intangible	806,950	988,677	-
Restricted cash	77,313	103,985	-
Property and equipment, net	490,710	599,342	18,209
Total assets	7,624,040	1,897,869	196,679

Accounts payable and accrued expenses	394,400	138,033	53,547
Other current liabilities	151,245	-	-
Due to related parties	506,157	-	-
Deferred revenue	1,726,078	166,330	-
Total liabilities	2,777,880	304,363	53,547
Net Assets acquired	4,846,160	1,593,506	143,132

Goodwill	$193,840	$1,286,494	$3,606,868

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma consolidated results of operations for the years ended December 31, 2011 and 2010 are as follows:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Net revenues	$8,088,144	$5,807,538
Cost of sales	5,533,695	3,085,286
Gross profit	2,554,449	2,722,252

Operating expenses:
Selling expense	57,830	-
General and administrative	6,947,202	18,301,093
Amortization of intangibles	278,432	476,166
Total operating expenses	7,283,464	18,777,259
Total operating loss	(4,729,015)	(16,055,007)

Other income:
Other income (expense)	(4,172)	18,715
Interest income (expense)	(6,141)	794
Gain on investment	-	466,571
Subsidy income	168,908	129,281
Total other income	158,595	615,361

Net loss before income taxes	(4,570,420)	(15,439,646)
Income taxes	(51,853)	-
Net loss	(4,622,273)	(15,439,646)
Less: net income attributable to
noncontrolling interest	(88,847)	(111,212)
Net loss attributable to China Education International, Inc.	$(4,711,120)	(15,550,858)

Net loss per common share
Basic & diluted	$(0.20)	(0.75)
Weighted average number of shares outstanding:
Basic and diluted	23,162,238	20,806,150

The unaudited pro forma information does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be indicative of future results.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

In connection with the acquisition of Shaoxing High School on December 31, 2010, we recognized a favorable lease intangible asset related to a lease agreement that RGB Trading (see Note 13), the major shareholder of Shaoxing High School. This favorable lease is being amortized over 10 years.  In connection with the acquisition of Pingtan Lanhua School on May 31, 2011, we recognized a favorable lease intangible asset related to the arrangement with the shareholders of Pingtan Lanhua School (see Note 3), which is being amortized over 5 years.  The balance related to the Company’s favorable lease is as follows:

On October 14, 2011, we entered into an Assignment Agreement with Frontera Associates, Inc. (“Frontera”) pursuant to which Frontera transferred us a License Agreement dated September 1, 2010 between Frontera and American Education Center, Inc. Under the terms of the License Agreement we will have the use of the name American Education Center, its systems, brochures, literature, manuals, know how, logos, contacts and arrangements with schools and colleges across the U. S., China and elsewhere. In consideration for the assignment, we issued Frontera 1,000,000 shares of our common stock at the valued of $0.74 per share and a three-year warrant exercisable at $1.00 per share for 2,400,000 shares which we valued at $1,688,020 by using Black Scholes model. We recognized the License Agreement as intangible asset with a total value of $2,428,020. The license term is for thirty years. The Company recognized intangible asset related to this License Agreement and will amortize it over 30 years.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011	December 31, 2010

Favorable lease-Shaoxing School	$806,950	$806,950
Favorable lease-Lanhua School	988,677	-
License Agreement	2,428,020	-
	4,223,647	806,950
Less: Accumulated Amortization	(213,337)	-
	$4,010,310	$806,950

We expects to recognize amortization expense of approximately $197,735 and $80,695 in each year in connection with the intangibles related to Pingtan Lanhua School and Shaoxing High School, respectively; and $80,934 in each year in connection with the License Agreement.  Amortization expense for the year ended December 31, 2011 and the 2010 transition period was $213,337 and $0, respectively.

Future amortization expenses for intangible assets are as follows:

Year Ended December 31,	Amortization Expense
2012	$359,364
2013	$359,364
2014	$359,364
2015	$359,364
2016	$244,020

Goodwill

In connection with the acquisition of Shaoxing High School on December 31, 2010, we recognized goodwill in the amount of $193,840.  In connection with the acquisition of Pingtan Lanhua School on May 31, 2011 and Hefei Meihua School on August 2, 2011, we recognized goodwill in the amount of $1,286,494 and $3,606,868, respectively.

We account for goodwill and other intangible assets in accordance with the provision of FASB ASC 350 “Intangibles – Goodwill and Other.” We conduct impairment testing on goodwill at least annually, or sooner when indications of impairment exist.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, consists of the following:

	Estimated Life	December 31, 2011	December 31, 2010

Automobiles	5 Years	$157,291	$159,186
Buildings	10-20 Years	977,832	-
Furniture, Fixtures, and Equipment	5 Years	1,680,459	331,524
Other		3,251	-
		2,818,833	490,710
Less: Accumulated Depreciation		(1,184,591)	-
		$1,634,242	$490,710

Depreciation expense for the year ended December 31, 2011 and the 2010 transition period was $258,926, and $0, respectively, as all of the Company’s property and equipment were acquired on December 31, 2010, May 31, 2011 and August 2, 2011, in connection with our acquisition of Shaoxing High School, Pingtan Lanhua School and Hefei Meihua School.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE

Deferred revenue consists of the following:

	December 31, 2011	December 31, 2010
Tuition and school selection fee	$2,472,050	$1,655,804
Dormitory	80,366	70,274
	2,552,416	1,726,078
Less: current portion	1,550,367	1,056,991
Long-term portion of deferred revenue	$1,002,049	$669,087

NOTE 7 – SHAREHOLDERS’ EQUITY

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

Common Stock

We have 75,000,000 shares of common stock, par value $.001, authorized. At December 31, 2011 and December 31, 2010 there were 28,078,650 and 20,806,150 shares of common stock issued and outstanding.  We issued 2,000,000 shares of common stock, valued at $1.6 million to Crown Union in connection with the Pingtan Lanhua School transaction on May 31, 2011 and 2,000,000 shares of common stock, valued at$2.5 million to Crown Union in connection with the Hefei Meihua School transaction on August 2, 2011.

On February 15, 2011, Invictus Advisory Associates, Inc. (“Invictus”) transferred to China Direct on our behalf a total of 600,000 shares of our common stock previously issued to Invictus under the Share Exchange Agreement, valued at $1,800,000 as compensation for services under the Consulting and Management Agreement entered into among Invictus, China Direct and us as of December 31, 2010.  In November 2011, we reimbursed Invictus for the 600,000 shares of our common stock it delivered to China Direct.

On October 14, 2011, we entered into an Assignment Agreement with Frontera Associates, Inc. (“Frontera”) pursuant to which Frontera transferred us a License Agreement dated September 1, 2010 between Frontera and American Education Center, Inc. Under the terms of the License Agreement we will have the use of the name American Education Center, its systems, brochures, literature, manuals, know how, logos, contacts and arrangements with schools and colleges across the U. S., China and elsewhere. In consideration for the assignment, we issued Frontera 1,000,000 shares of our common stock at the valued of $0.74 per share and a three-year warrant exercisable at $1.00 per share for 2,400,000 shares which we valued at $1,688,020 by using Black Scholes model. We recognized the License Agreement as intangible asset with a total value of $2,428,020. (see Note 4).

On December 16, 2011, we entered into a six months consulting agreement with Summit Marketing, Inc. (“Summit”). Under the terms of the consulting agreement, Summit will provide advisory services including developing investor presentation, executing online distribution campaign and selecting top financial publishers for the Company.  We agreed to issue 200,000 shares of restricted stock which has value of $400,000 to Summit for exchange the services it provides.

In December 2011, we issued 200,000 shares of our unregistered common stock to China Direct as a bonus for the additional work performed by China Direct on behalf of us during the fiscal 2011. The shares were value at $360,000.

In December 2011, we issued 52,000 shares at $1.8 per share to our Chief Executive Officer, Joel Mason, and our Board of Directors, Andrew Chien and Judith Denton for their 2011 performance.

In December 2011, we issued 80,000 shares at $1.8 per share to the shareholders of Pingtan Lanhua School and 100,000 shares to the shareholders of Hefei Meihua School for the school performance in 2011.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2011, we issued a total of 480,000 shares which had total value of $864,000 related to Shaoxing High School and Pingtan Lanhua School finders fee.

During the fourth quarter of 2011, we issued 100,000 shares at $0.51 and 460,500 shares at $1.8 to consultants for their services in 2011.

At December 31, 2010 there were 20,806,150 shares of common stock issued and outstanding and there were 1,265,456 shares of common stock issued and outstanding at December 31, 2009.

On December 31, 2010, under the Share Exchange described in Note 1 and in connection with the acquisition of China Education we exchanged 14,800,000 shares of our common stock for 100% of the issued and outstanding common stock of China Education.  Of the shares of common stock we issued in the Share Exchange, 4,800,000 shares were deemed the purchase price and 10,000,000 shares were issued as a transaction fee.  Also on December 31, 2010, we entered into a Consulting Agreement with China Direct for services provided to us in connection with this acquisition.  We issued China Direct 4,740,694 shares of our common stock as compensation for these services.

Additional paid in capital

In connection with Pingtan Lanhua School’s acquisition on May 31, 2011, Pingtan Lanhua Founders have the opportunity to receive an additional 1,600,000 shares of our common stock, valued at $1.28 million if Pingtan Lanhua School meets certain revenue and earnings targets during the two year period ending June 30, 2013. Those shares have not been issued and we recorded it in our book as additional paid in capital. The additional stock to be earned is accounted for as it is extremely like that these additional shares will be issued.

In connection with Hefei Meihua School’s acquisition on August 2, 2011, Hefei Meihua Founders have the opportunity to receive an additional 1,000,000 shares of our common stock, valued at $1.25 million if Hefei Meihua School meets certain revenue and earnings targets during the two year period ending August 1, 2013. Those shares have not been issued and we recorded it in our book as additional paid in capital. The additional stock to be earned is accounted for as it is extremely like that these additional shares will be issued.

Common Stock Warrant

In connection of the Assignment Agreement with Frontera on October 14, we granted common stock purchase warrants to purchase 2,400,000 shares of common stock with a par value $0.001 per share, exercisable at $1.00 per share. The warrant includes a cashless exercise provision and standard anti-dilution provisions.

Our assumptions under the Black Scholes Option Pricing Model for the warrants valued at December 31, 2011 were as follows:

Expected life (years)	3.00
Risk free rate interest	0.50%
Volatility	234%
Dividend yield	0%

Stock warrant activity for the year ended December 31, 2011 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	-	$-
Granted	2,400,000	1.00
Exercised	-	-
Expired	-	-
Balance at December 31, 2011	2,400,000	$1.00

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

We account for income taxes under ASC 740, “Expenses – Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company's subsidiaries in China are governed by the Enterprise Income Tax Law of the Peoples Republic of China and local income tax laws (the "PRC Enterprise Income Tax Law"). Pursuant to the PRC Enterprise Income Tax Law, our Chinese subsidiaries are considered a Resident Enterprise and are subject to tax at a statutory rate of approximately 25% for the calendar year ended December 31, 2011 and 2010. However, Shaoxing High School is registered as a private school under the laws of the PRC, and has obtained a 100% exemption from income taxes.  Pingtan Lanhua School and Hefei Meihua School are registered as private schools that require reasonable returns, and are therefore subject to a 25% income tax rate. The components of loss before income taxes for fiscal 2011 and the 2010 transition period:

	Fiscal 2011	2010 Transition Period
U.S. operations	$(4,955,950)	$(15,544,500)
Chinese operations	786,173	-
	$(4,169,777)	$(15,544,500)

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate as follows:

	Fiscal 2011	2010 Transition Period
U.S. statutory rates	(9.1)%	(34.0)%
Permanent difference	4.9%	34.0%
PRC tax abatement to private school	(1.4)%	-
U.S. tax rate in excess of foreign tax rate	(0.5)%	-
U.S. loss – valuation allowance	6.4%	-
Total provision for income taxes	0.3%	0.0%

We have a U.S. net operating loss carryforward for tax purposes totaling approximately $1,275,000 at December 31, 2011.  This net operating loss carryforward may be available to reduce future years taxable income will expire through 2031, and is subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in control in a company. Such change in control with respect to Section 382 might have occurred with respect to our US parent, upon our acquisition of China Education. Management does not believe that it is more likely than not that we will generate sufficient taxable income in the future to be able to utilize our deferred tax assets, primarily comprised by our US net operating loss carry forwards, based on our historical losses for United States income tax purposes.  Accordingly, we have provided a 100% valuation allowance on our net deferred tax assets.  Management will review this valuation allowance periodically and make adjustments as warranted.

Deferred tax assets and deferred tax liabilities reflect the net tax effects of temporary differences between financial statement carrying amounts and tax bases of assets and liabilities and for significant income and expense items recognized in different periods for tax and financial reporting purposes.  We have established a valuation allowance for those deferred tax assets for which it is more likely than not that utilization will not occur.  Our deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Net operating loss carryforward	$492,000	$16,000
Temporary difference – equity for services	648,000	-
Deferred tax asset	1,140,000	16,000
Valuation allowance	(1,140,000)	(16,000)
Net deferred tax asset	$-	$-

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

We evaluate whether tax positions we have taken will more likely than not be sustained upon examination by the appropriate taxing authority.  We periodically reassess the validity of our conclusions regarding uncertain income tax positions to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  The impact of this reassessment for fiscal 2011 and the 2010 transition period did not have any impact on our results of operations, financial conditions or liquidity.

NOTE 9 - FOREIGN OPERATIONS

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

NOTE 10- COMMITMENTS

      Prior to the establishment of Hefei Meihua School, members of Hefei Meihua School along with a company controlled by these members entered into a building lease agreement with Hengyuan Athletic School, which is owned by Xiaoyun Chen, a principal shareholder of Meihua School.On February 10, 2011, as amended on May 25, 2011 (the “School Facility Lease”).  Subsequent to the establishment of Hefei Meihua School, the School Facility Lease was transferred to Hefei Meihua School which it assumed. The School Facility Lease provides for the use and occupancy of a 220,000 square foot educational facility that houses the school’s classrooms, student dormitory, cafeteria and administrative offices which is located in Hefei City, Anhui Province, China (the “School Facility”). The term of the School Facility Lease commenced on March 1, 2011 and terminates on February 28, 2014.  Annual rent due over the term of the School Facility Lease is RMB1,560,000 (approximately $240,000).

Prior to the establishment of Hefei Meihua School, and in anticipation of its establishment, members of Hefei Meihua School along with a company controlled by these members entered into an Equipment Lease Agreement with Anhui Luhai Business School, a related party of Hefei Meihua School’s principal shareholder, on February 10, 2011 as amended on June 23, 2011 (the “Equipment Lease”). The Equipment Lease provides for Hefei Meihua School’s use of various computer and electronic equipment, furnishings and other personal property used by Meihua School in its operations.  The term of the Equipment Lease commenced on March 1, 2011 and expires on December 31, 2011.  Monthly rent due over the term of the Equipment Lease is RMB 16,000 (approximately $2,500).  The lease has been extended to February 28, 2017 and monthly rent is RMB 6,667 (approximately $1,050) from January 2012.

Future rent expenses are as follows:

Year Ended December 31,	Rent Expense
2012	252,600
2013	252,600
2014	252,600
2015	252,600
2016	252,600

In November 2010, Shaoxing High School entered into a lease agreement with RGB Trading for a term of 10 years that began on January 1, 2011 and will expire on December 31, 2020.  The annual rent is RMB 3,000,000 (approximately $453,700. Shaoxing High School paid the total amount of rent due over the term of the lease in advance in December 2010 and amortizes the expense over the term of the lease.

Pingtan Lanhua School has an agreement with Xingbiao Lin, Qiming Weng, Qiude Chen, the legal owners of Pingtan Lanhua School.  The agreement permits Pingtan Lanhua School to use the land and improvements on this property rent for free until August 2016.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS

From time to time we engage in transactions with related parties.  The following is a summary of the related party transactions reflected on our consolidated balance sheet at December 31, 2011.

We have specified the following persons and entities as related parties with whom we have engaged in transactions in fiscal 2011 or have ending balances as of December 31, 2011:

·	“China Direct” refers to China Direct Investments, Inc., a Florida corporation and a substantial shareholder of our company.

·
“RGB Trading” refers to Shaoxing Red Green Blue Trading Co., Ltd., a limited liability company established under the laws of the PRC which is the sole shareholder of Shaoxing High School and is majority owned by Guotong Chen, one of our principal stockholders.

·	“RGB Education” refers to Zhejiang Red Green Blue Education Group, Ltd., a limited liability company established under the laws of the PRC which is majority owned by Guotong Chen.

·	Jinjin Ye is a former stockholder of Hangzhou Education. Jinjin Ye currently holds the position of Chief Financial Officer of Hanghzou Education.

·	“Anhui Luhai” refers to Anhui Luhai Business School, which is majority owned by Xiaoyun Chen, a principal shareholder of Meihua School.

·	“Hengyuan Athletic” refers to Hengyuan Athletic School, which is majority owned by Xiaoyuan Chen.

Prepaid expenses-related parties

Prepaid expenses-related parties consist of the following:

	December 31, 2011	December 31, 2010

Prepaid rent	$4,250,428	$4,537,342
Prepaid education service fee	1,416,810	1,512,448
Total	5,667,238	6,049,790
Less: current portion	(629,693)	(604,979)
Long-term portion of prepaid expense	$5,037,545	$5,444,811

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

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Prior to the establishment of Hefei Meihua School, members of Hefei Meihua School along with a company controlled by these members entered into a Building Lease Agreement with Hengyuan Athletic, which is owned by Xiaoyun Chen, a principal shareholder of Meihua School. On February 10, 2011, as amended on May 25, 2011 (the “School Facility Lease”).  Subsequent to the establishment of Hefei Meihua School, the school facility lease was transferred in title and responsibility to Meihua School. The School Facility Lease provides for the use and occupancy of a 220,000 square foot educational facility that houses the Company’s classrooms, student dormitory, cafeteria and administrative offices which is located in Hefei City, Anhui Province, China (the “School Facility”). The term of the School Facility Lease commenced on March 1, 2011 and terminates on February 28, 2014.  Annual rent due over the term of the School Facility Lease is RMB1,560,000 (approximately $240,000).

Prior to the establishment of Hefei Meihua School, and in anticipation of its establishment, future members of Hefei Meihua School along with a company controlled by these members entered into an Equipment Lease Agreement with Anhui Luhai, a related party of the Company’s principal shareholder, on February 10, 2011 as amended on June 23, 2011 (the “Equipment Lease”).  The Equipment Lease provides for the Company’s use of various computer and electronic equipment, furnishings and other personal property used by the Company in its operations.  The term of the Equipment Lease commenced on March 1, 2011 and expires on December 31, 2011.  Monthly rent due over the term of the Equipment Lease is RMB 16,000 (approximately $2,500).  The lease has been extended to February 28, 2017 and monthly rent is RMB 6,667 (approximately $1,050).

Loan payable-related parties

On February 22, 2011, we borrowed $150,000 from China Direct under the terms of an unsecured promissory note.  The proceeds will be used for working capital purposes.  The promissory note accrues interest at an annual rate of 6%.  The principal and accrued interest is due on February 21, 2012. At December 31, 2011, including accrued interest $7,718, we had loan payable-related party of $157,718. This note was extended on demand on February 21, 2012.

Due from related parties

At December 31, 2011, we have $390,263 due from Anhui Luhai , a principal shareholder of Hefei Meihua School. This amount bears no interest, was due on demand and was unsecured.

Due to related parties

Due to related parties of $153,317 at December 30, 2011 is comprised of the following:

●	$16,245 due to Jinjin Ye and Ruifeng Chen for the outstanding balance of consideration for the 100% equity interests in Hangzhou Education, which we acquired in November 2010.
●
Pingtan Lanhua School owes its shareholders, Qiude Chen and Guangyu Wei $136,958 for loans they made to us for working capital purposes as of December 31, 2011.  These advances are unsecured, non-interest bearing and due upon demand.

●	$114 due to China Direct for expense China Direct paid on behalf of us.

At December 31, 2010, we had due to related parties of $657,402 comprised of the following:

●	$506,157 due to RGB Trading for working capital advances. These advances bear no interest, were due on demand, and were unsecured.
●	$151,245 due to Jinjin Ye and Ruifeng Chen for the consideration for the outstanding balance of consideration for the 100% equity interests in Hangzhou Education, which we acquired in November 2010.

NOTE 12 – SUBSEQUENT EVENTS

        On February 15, 2012, we issued 141,000 shares valued at $2 per share to Invictus for exchanging the furniture and equipments.
Recent Sales of Unregistered Securities

On February 24, 2012, we completed the sale of 800,000 shares of our common stock to Dolton Consulting Services, Inc. at a price of $0.25 per share. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. In addition, the recipient of our shares was a sophisticated investor and had access to information normally provided in a prospectus regarding us. In addition, the recipient of the shares had the necessary investment intent as required by Section 4(2) since it agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.