Form 10-Q
period 2012-03-31
CHINA EDUCATION INTERNATIONAL, INC.
filed 2012-05-21
CIK 1367898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2012
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

561-266-3059
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
[  ]  Yes  [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,019,650 shares of common stock are issued and outstanding as of May 16, 2012.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES

i

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,??“targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” included in our Annual Report on Form 10K for the year ended December 31, 2011:

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1.A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2011. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

-	“Pingtan Lanhua School” refers to Pingtan Lanhua School, a Chinese company established under the laws of the PRC and a company affiliated with us and consolidated in our financial statements.

-
“Hefei Meihua School” refers to HeFei Meihua Vocational Training School, a Chinese company established under the laws of the PRC and a company affiliated with us and consolidated in our financial statements.

-	“Peng Tuo” refers to Peng Tuo Education Technology Co. Ltd., a Hangzhou based Chinese education services company which is affiliated with us

-	“Crown Union” refers to Crown Union Resources Limited, a British Virgin Islands company.

-	RMB” refers to the Chinese Renminbi, the national currency of the PRC.

-	PRC” refers to the Peoples Republic of China.

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011

ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,173,283	$1,700,751
Due from related parties	506,955	-
Prepaid expense - related parties, short term	633,693	629,693
Prepaid expense and other current assets	92,528	20,637
Subsidiary held for sale	4,223,675	4,223,675
Total current assets	7,630,134	6,574,486
Restricted cash	376,837	205,348
Prepaid expense - related parties, long term	4,911,124	5,037,545
Goodwill	1,480,334	1,480,334
Intangible asset, net	3,920,745	4,010,310
Property and equipment, net	1,612,375	1,634,242
Total assets	$19,931,549	$18,942,265
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$855,485	$1,102,512
Loan payable-related parties	159,000	157,718
Taxes payables	81,255	80,021
Due to related parties	139,187	153,317
Deferred revenue	1,713,256	1,227,996
Subsidiary held for sale	420,586	420,586
Total current liabilities	3,368,768	3,142,150
Deferred revenue - long term	1,695,972	1,002,049
Total liabilities	5,064,741	4,144,199
SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 29,019,650 and 28,078,650 shares issued and outstanding at March 31, 2012 and December 31, 2011	29,020	28,079
Additional paid-in capital	34,674,768	34,440,459
Accumulated deficit	(20,221,985)	(20,005,236)
Accumulated other comprehensive income	215,299	181,322
Total China Education International Inc.'s shareholders' equity	14,697,102	14,644,624
Noncontrolling interest	169,706	153,442
Total shareholders' equity	14,866,808	14,798,066
Total liabilities and shareholders' equity	$19,931,549	$18,942,265

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Month Ended March 31,
	2012	2011
Net revenues	$1,558,446	$1,019,666
Cost of sales	1,206,099	669,918
Gross profit	352,347	349,748
Operating expenses:
Consulting expense-related party	-	1,800,000
General and administrative	690,060	211,691
Total operating expenses	690,060	2,011,691
Total operating loss	(337,713)	(1,661,943)
Other income (expense):
Interest expense	(877)	(931)
Other income	1,372	-
Subsidy income	138,083	-
Total other income (expense)	138,578	(931)
Net loss before income taxes	(199,135)	(1,662,874)
Income taxes	(1,349)	-
Net loss	(200,484)	(1,662,874)
Net income attributable to noncontrolling interest	(16,264)	(16,964)
Net loss attributable to China Education International, Inc.	$(216,748)	(1,679,838)
Other comprehensive income:
Foreign currency translation	24,253	35,284
Comprehensive loss	$(192,495)	$(1,644,554)
NET LOSS PER COMMON SHARE:
Loss per share - basic and diluted	$(0.01)	$(0.08)
Weighted average common shares outstanding - basic and diluted	28,475,200	20,806,150

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Month Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(200,484)	$(1,662,874)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	101,690	35,159
Amortization	89,565	20,174
Common stock issued for services	-	1,800,000
Amortization of prepaid expense - related parties	158,791	151,416
Changes in assets and liabilities:
Restricted cash	(170,579)	-
Deferred revenue	839,355	417,581
Due from related parties	(114,477)	(358,132)
Prepaid expense and other current assets	156,246	(305)
Tax payable	(67,115)	-
Accounts payable and accrued expenses	(284,591)	60,958
NET CASH PROVIDED BY OPERATING ACTIVITIES	508,401	463,977
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and buildings improvement	(69,287)	(7,390)
NET CASH BY (USED IN) INVESTING ACTIVITIES	(69,287)	(7,390)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from raising capital	200,000	-
Proceeds from loan payable-related parties	1,282	150,000
Repayment of related party payable	(14,999)	(507,928)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	186,283	(357,928)
EFFECT OF EXCHANGE RATE ON CASH	(152,865)	683
NET INCREASE IN CASH	472,532	99,342
CASH - BEGINNING OF PERIOD	1,700,751	55,594
CASH - END OF PERIOD	$2,173,283	$154,936
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Shares issued for exchanging fixed assets	$35,250	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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
(UNAUDITED)

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

Peng Tuo School. On December 31, 2011, we and Hangzhou Education entered into a series of agreements with Peng Tuo Information Technology Co. Ltd. (“PTIT”), a private education company organized in China, and its shareholders, to operate in China, and its shareholders to operate PTIT and the right to purchase all of its equity interests from its shareholders to become effective on the date when PTIT provides China Education with its financial statements prepared in accordance with generally accepted accounting principles (“US GAAP”).  The parties agreed that the PTIT financial statements will be provided to China Education no later than June 15, 2012 and that such financial statements shall be reasonably acceptable to China Education.

Established in 2011, PTIT provides educational services for schools and students within China, either directly or indirectly.  PTIT projects that it will provide educational services for approximately 4,500 students during 2012.

As of March 31, 2012, we determined to sell the Meihua Exclusive Cooperation and associated agreements to a school we are currently managing, or a school with whom we are in discussion to manage.

Accordingly, we treat the Schools as variable interest entities and consolidate their assets, liabilities and financial results in our financial statements effective as of the date we entered into the School Control Agreements with the respective School and its owners in accordance with U.S. GAAP.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Each School holds the requisite licenses and permits necessary to conduct their respective education business in their respective areas (province, city, county, etc.) and the PRC.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting, and should be read in conjunction with our audited consolidated financial statements, notes thereto and related information contained in our Annual Report on Form 10-K for the year ended December 31, 2011.  The consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented.  Financial results for interim periods are not necessarily indicative of results that should be expected for the full year.  The consolidated financial statements include the accounts of the Company and all of its subsidiaries, including those operating outside the United States of America, as of their respective dates of acquisition. In addition, Shaoxing High School, Pingtan Lanhua School and Hefei Meihua School have been consolidated as variable interest entities, effective as of December 31, 2010, May 31, 2011 and August 2, 2011, respectively, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10.  All intercompany account balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and restricted cash.  We deposit our cash with high credit quality financial institutions in the United States and the PRC.  At March 31, 2012, we had deposits of $2,169,981 in banks in the PRC, as well as restricted cash, described below, in the amount of $376,837.  In the PRC, there is no equivalent of federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured.  We have not experienced any losses in such bank accounts through March 31, 2012.

Restricted Cash

Restricted cash pertains to cash on deposit in a bank account which is set up under the laws of the PRC, under which the Company’s revenues are required to be deposited into this bank account and directly supervised by the Ministry of Finance of People’s Republic of China (the “Ministry of Finance”).  We periodically apply funding and withdraw money from this bank account upon approval of the Ministry of Finance.  This bank account requires a minimum balance of RMB 500,000 (approximately $75,000) or not less than either 15% of the Company’s revenues or the aggregate amount of three months’ salaries for all of the Company’s employees.  At March 31, 2012 and December 31, 2011, restricted cash amounted to $376,837 and $205,348, respectively.

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2012 and 2011.

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

Fair Value of Financial Instruments

We have adopted ASC Topic 820, “Fair Value Measurements”, for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values, generally due to the short-term maturity of these instruments.

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

In accordance with the current laws and regulations of the PRC, Shaoxing High School is registered as a private school whose shareholders will not receive returns from net incomes from Shaoxing High School.  Therefore it is exempt from business income tax.  Pingtan Lanhua School and Hefei Meihua School are registered as private schools that require reasonable returns, and is therefore subject to a 25% income tax rate.

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

Basic and Diluted Loss per Share

Pursuant to ASC Subtopic 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. There were no potentially dilutive securities outstanding for the three months ended March 31, 2012 and 2011.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Income.

Recently Issued Accounting Pronouncements

In September, 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. Our adoption of this guidance did not have a material impact on our consolidated financial statements.

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

NOTE 3 – DISCONTINUED OPERATION

As of March 31, 2012, we determined to sell the Meihua Exclusive Cooperation and associated agreements to a school we are currently managing, or a school with whom we are in discussion to manage.  Accordingly, the school’s assets and liabilities have been reclassified as related to discontinued operations as of December 31 2011 and March 31, 2012. Also, the results of operations and cash flows were reported as discontinued operations.

NOTE 4 – ACQUISITIONS

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

On August 2, 2011 we acquired effective control of Hefei Meihua School through the School Control Agreements. In connection with this transaction, we issued 2,000,000 shares of our common stock, valued at $2,500,000, to Crown Union, which then entered into an option agreement with the Hefei Meihua Founders, in accordance with the terms of the Option Agreement. The Hefei Meihua Founders have the opportunity to receive an additional 1,000,000 shares of our common stock, valued at $1.25 million if Hefei Meihua School meets certain revenue and earnings targets during the two year period ending August 1, 2013. As of March 31, 2012, we determined to sell the Meihua Exclusive Cooperation and associated agreements to a school we are currently managing, or a school with whom we are in discussion to manage.

On December 31, 2011, we and Hangzhou Education entered into a series of agreements with Peng Tuo Information Technology Co. Ltd. (“PTIT”), a private education company organized in China, and its shareholders, to operate in China, and its shareholders to operate PTIT and the right to purchase all of its equity interests from its shareholders to become effective on the date when PTIT provides China Education with its financial statements prepared in accordance with generally accepted accounting principles (“USGAAP”).  The parties agreed that the PTIT financial statements will be provided to China Education no later than June 15, 2012 and that such financial statements shall be reasonably acceptable to China Education.

Established in 2011, PTIT provides educational services for schools and students within China, either directly or indirectly.  PTIT projects that it will provide educational services for approximately 4,500 students during 2012.

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

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

In connection with the acquisition of Shaoxing High School on December 31, 2010, we recognized goodwill in the amount of $193,840.  In connection with the acquisition of Pingtan Lanhua School on May 31, 2011, we recognized goodwill in the amount of $1,286,494.

We account for goodwill and other intangible assets in accordance with the provision of FASB ASC 350 “Intangibles – Goodwill and Other.” We conduct impairment testing on goodwill at least annually, or sooner when indications of impairment exist.

Intangible Assets

In connection with the acquisition of Shaoxing High School on December 31, 2010, we recognized a favorable lease intangible asset related to a lease agreement that RGB Trading (see Note 4), the major shareholder of Shaoxing High School. This favorable lease is being amortized over 10 years.  In connection with the acquisition of Pingtan Lanhua School on May 31, 2011, we recognized a favorable lease intangible asset related to the arrangement with the shareholders of Pingtan Lanhua School (see Note 4), which is being amortized over 5 years.  The balance related to the Company’s favorable lease is as follows:

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

	March 31, 2012	December 31, 2011
	(unaudited)	(unaudited)
Favorable Lease-Shaoxing School	$806,950	$806,950
Favorable Lease-Lanhua School	988,677	988,677
License Agreement	2,428,020	2,428,020
	4,223,647	4,223,647

Less: Accumulated Amortization	(302,902)	(213,337)
	$3,920,745	$4,010,310

We expects to recognize amortization expense of approximately $197,735 and $80,695 in each year in connection with the intangibles related to Pingtan Lanhua School and Shaoxing High School, respectively; and $80,934 in each year in connection with the License Agreement.  Amortization expense for the three months ended March 31, 2012 and 2011 was $89,565 and $20,174, respectively.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Future amortization expenses for intangible assets were as follows:

Year Ended December 31,	Amortization Expense
2012	$359,364
2013	$359,364
2014	$359,364
2015	$359,364
2016	$244,020

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, was follows:

	Estimated Life	March 31, 2012	December 31, 2011
		(unaudited)
Automobiles	5 Years	$158,290	$157,291
Buildings	10-20 Years	844,338	977,832
Furniture, fixtures, and equipment	3-10 Years	1,026,387	1,680,459
Other			3,251
		2,029,015	2,818,833
Less: Accumulated Depreciation		(416,640)	(1,184,591)
		$1,612,375	$1,634,242

Depreciation expense for the three months ended March 30, 2012 and 2011 was $101,690, and $35,159, respectively.

NOTE 7 – DEFERRED REVENUE

Deferred revenue was as follows:

	March 31, 2012	December 31, 2011
	(unaudited)
Tuition and school selection fees	$3,171,108	$2,149,679
Dormitory fees	238,120	80,366
Total	3,409,228	2,230,045
Less: Current portion	(1,713,256)	(1,227,996)
Long-term portion of deferred revenue	$1,695,972	$1,002,049

NOTE 8 - FOREIGN OPERATIONS

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

NOTE 9- COMMITMENTS

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

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Prior to the establishment of Hefei Meihua School, and in anticipation of its establishment, members of Hefei Meihua School along with a company controlled by these members entered into an Equipment Lease Agreement with Anhui Luhai Business School, a related party of Hefei Meihua School’s principal shareholder, on February 10, 2011 as amended on June 23, 2011 (the “Equipment Lease”). The Equipment Lease provides for Hefei Meihua School’s use of various computer and electronic equipment, furnishings and other personal property used by Meihua School in its operations.  The term of the Equipment Lease commenced on March 1, 2011 and expires on December 31, 2011.  Monthly rent due over the term of the Equipment Lease is RMB 16,000 (approximately $2,500).  The lease has been extended to February 28, 2017 and monthly rent is RMB 6,667 (approximately $1,050) from January 2012. As of March 31, 2012, we determined to sell the Meihua Exclusive Cooperation and associated agreements to a school we are currently managing, or a school with whom we are in discussion to manage.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

We have specified the following persons and entities as related parties with balances as of March 31, 2012 and December 31, 2011:

●	"China Direct” refers to China Direct Investments, Inc., a Florida corporation and a substantial stockholder of the Company.
●	RGB Trading, which in addition to being the sole stockholder of Shaoxing High School, is majority owned by Guotong Chen, one of our principal stockholders.
●	"RGB Education” refers to Zhejiang Red Green Blue Education Group, Ltd., a limited liability company established under the laws of the PRC which is majority owned by Guotong Chen.
●	Jinjin Ye, is a former stockholder of Hangzhou Technology. Jinjin Ye currently holds the position of Chief Financial Officer of Hanghzou Technology.
●	"Anhui Luhai” refers to Anhui Luhai Business School, which is majority owned by Xiaoyun Chen, a principal shareholder of Meihua School.
●	"Hengyuan Athletic” refers to Hengyuan Athletic School, which is majority owned by Xiaoyuan Chen.

Prepaid expenses-related parties

Prepaid expenses-related parties were as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)
Prepaid rent	$4,158,613	$4,250,428
Prepaid education service fee	1,386,204	1,416,810
Total	5,544,817	5,667,238
Less: current portion	(633,693)	(629,693)
Long-term portion of prepaid expense	$4,911,124	$5,037,545

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

Prior to the establishment of Meihua School, and in anticipation of its establishment, future members of the Company along with a company controlled by these members entered into an Equipment Lease Agreement with Anhui Luhai, a related party of the Company’s principal shareholder, on February 10, 2011 as amended on June 23, 2011 (the “Equipment Lease”).  The Equipment Lease provides for the Company’s use of various computer and electronic equipment, furnishings and other personal property used by the Company in its operations.  The term of the Equipment Lease commenced on March 1, 2011 and expires on December 31, 2011.  Monthly rent due over the term of the Equipment Lease is RMB 16,000 (approximately $2,500).  The lease has been extended to February 28, 2017 and monthly rent is RMB 6,667 (approximately $1,050). As of March 31, 2012, we determined to sell the Meihua Exclusive Cooperation and associated agreements to a school we are currently managing, or a school with whom we are in discussion to manage.

Loan payable-related parties

       On February 22, 2011, we borrowed $150,000 from China Direct under the terms of an unsecured promissory note.  The proceeds will be used for working capital purposes.  The promissory note accrues interest at an annual rate of 6%.  The principal and accrued interest is due on February 21, 2012. At March 31, 2012, including accrued interest $9,000 we had loan payable-related party of $159,000. This note was extended due on demand.

Due from related parties

       At March 31, 2012, we have $506,955 due from RGB Trading, the sole stockholder of Shaoxing High School, is majority owned by Guotong Chen, one of our principal stockholders. This amount bears no interest, was due on demand and was unsecured.

Due to related parties

Due to related parties of $139,187 at March 31, 2012 was follows:

●	$1,245 due to Jinjin Ye and Ruifeng Chen for the outstanding balance of consideration for the 100% equity interests in Hangzhou Technology, which we acquired in November 2010.

●
Pingtan Lanhua School owes its shareholders, Qiude Chen and Guangyu Wei $137,828 for loans they made to us for working capital purposes as of December 31, 2011.  These advances are unsecured, non-interest bearing and due upon demand.

●	$114 due to China Direct for expense China Direct paid on our behalf.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Due to related parties of $153,317 at December 31, 2011 was as follows:

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

●	$114 due to China Direct for expense China Direct paid on our behalf.

NOTE 11 – SHAREHOLDERS’ EQUITY

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

Common Stock

We have 75,000,000 shares of common stock, par value $.001, authorized. At March 31, 2012 and December 31, 2011 there were  29,019,650 and 28,078,650 shares of common stock issued and outstanding, respectively.  We issued 2,000,000 shares of common stock, valued at $1.6 million to Crown Union in connection with the Pingtan Lanhua School transaction on May 31, 2011 and 2,000,000 shares of common stock, valued at $2.5 million to Crown Union in connection with the Hefei Meihua School transaction on August 2, 2011.

On February 15, 2012, we issued 141,000 shares valued at $0.25 per share to Invictus in exchange for furniture and equipments.

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

On December 16, 2011, we entered into a six months consulting agreement with Summit Marketing, Inc. (“Summit”). Under the terms of the consulting agreement, Summit will provide advisory services including developing investor presentation, executing online distribution campaign and selecting top financial publishers for the Company.  We agreed to issue 200,000 shares of restricted stock which has value of $400,000 to Summit in exchange for the services it provides.

In December 2011, we issued 200,000 shares of our unregistered common stock to China Direct as a bonus for the additional work performed by China Direct on behalf of us during the fiscal 2011. The shares were value at $360,000.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2011, we issued 52,000 shares at $1.80 per share to our Chief Executive Officer, Joel Mason, and our Board of Directors, Andrew Chien and Judith Denton for their 2011 performance.

In December 2011, we issued 80,000 shares at $1.80 per share to the shareholders of Pingtan Lanhua School and 100,000 shares to the shareholders of Hefei Meihua School for the school performance in 2011.

In December 2011, we issued a total of 480,000 shares which had total value of $864,000 related to Shaoxing High School and Pingtan Lanhua School finders fee.

During the fourth quarter of 2011, we issued 100,000 shares at $0.51 and 460,500 shares at $1.80 to consultants for their services in 2011.

Additional Paid- in Capital

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

Common Stock Warrant

In connection of the Assignment Agreement with Frontera on October 14, 2011, we granted common stock purchase warrants to purchase 2,400,000 shares of common stock with a par value $0.001 per share, exercisable at $1.00 per share. The warrant includes a cashless exercise provision and standard anti-dilution provisions.

Our assumptions under the Black Scholes Option Pricing Model for the warrants valued at March 31, 2012 were as follows:

Expected life (years)	3.00
Risk free rate interest	0.50%
Volatility	234%
Dividend yield	0%

Stock warrant activity for the three months ended March 31, 2012 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	2,400,000	$1.00
Granted	-	-
Exercised	-	-
Expired	-	-
Balance at March 31, 2012	2,400,000	$1.00

NOTE 12 - SUBSEQUENT EVENT

On May 8, 2012, the Company filed a Certificate of Change (the “Certificate”) with the State of Nevada to effect a stock split of its outstanding and authorized shares of common stock at a ratio of 2.5 for 1 (the “Stock Split”). The Stock Split was approved by the board of directors of the Company. As a result of the Stock Split, the Company’s authorized shares were increased from 75,000,000 to 187,500,000 shares of common stock. Upon the effectiveness of the Stock Split, our issued and outstanding shares of common stock will be increased from 29,259,194 to 73,147,985 shares of common stock, all with a par value of $0.001. Fractional shares resulting from the Stock Split will be rounded up to the next whole number. The record date of the Stock Split is May 7, 2012 and the effective date of the Stock Split will be May 14, 2012. On May 14, 2012, the Company issued a press release announcing that the Stock Split is expected to become effective at the opening of business on May 14, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the preceding unaudited consolidated financial statements and related footnotes, and the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Established in April, 2011 the Hefei Meihua School provides non-academic training programs that include advertising design, ecommerce, secretarial, logistics, marketing and business management courses. The Hefei Meihua School has approximately 700 students enrolled in its programs. In the first quarter of 2012, thess operations were discontinued and Meihua is no longer part of operations and is not included in financial statements

Due to Chinese regulatory restrictions on foreign investments in Chinese companies, we conduct our business in China through contractual arrangements which make up the School Control Agreements among China Education, Hangzhou Education, and the Schools. The Schools will be treated as a variable interest entity in which China Education does have direct or controlling equity interest but whose historical financial results will be consolidated in our 2011 financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

RESULTS OF OPERATIONS

Net revenues for the quarter ended March 31, 2012 were $1.6 million, an increase of 52.8%, which were derived from tuition, school selection fees and dormitory fees, as compared to $1.0 million for the same period in 2011 which was based on only one school, Shaoxing High School. The increase in revenues for the quarter ended March 31, 2012 was due primarily to the operations of two schools namely, Shaoxing High School and Pingtan Lanhua School.

Cost of sales for the quarter ended March 31, 2012 were $1.2 million, resulting in a gross profit of $0.4 million, with a gross margin of 22.6%, as compared to cost of sales of $0.7 million, gross profit of $0.3 million, with a gross margin of 34.3% in the same period in 2011. Cost of revenues was mainly comprised of teachers’ compensation and benefits. The increase in cost of revenues was primarily due to compensation expense for additional education staff resulting from the increase in the number of schools and student enrollment.

Total operating expenses from continuing operating for the quarter ended March 31, 2012 were $0.7 million, a decrease of 65.7%, primarily due to general and administrative expenses associated with the operations of the schools. During the same period in 2011 we paid $1.8 million in share based consulting and management fee to CD International (formerly known as "China Direct").

We recorded a net loss of $0.2 million for the quarter ended March 31, 2012, as compared to a net loss of $1.7 million for the same period in 2011 which included $1.8 million in share based consulting fees paid to CD International in the first quarter of 2011 .

As of March 31, 2012, we determined to sell the Meihua Exclusive Cooperation and associated agreements to a school we are currently managing, or a school with whom we are in discussion to manage. Several of these schools have expressed an interest in an arrangement that would allow us to transfer the management with no negative impact.

Accordingly, the assets and liabilities have been reclassified as related to discontinued operations. Also, the results of operations and cash flow analysis for the quarter ended March 31, 2012 did not include those from Hefei Meihua School.

LIQUIDITY AND CAPITAL RESOURCES

 Liquidity is the ability of a company to generate enough cash to meet its operational cash requirements.  As of March 31, 2012, we had cash of $2.2 million and working capital of $6.0 million, exclusive of $1.7 million of deferred revenue, as compared to working capital of $4.7 million at December 31, 2011, exclusive of $1.2 million of deferred revenue.

Prepaid expense and other current assets represent advance payments for goods and services made by Shaoxing High School in the normal course of business. We have recorded prepaid expense and other current assets, including current portion of the prepaid expenses to related parties, in the amount of approximately $0.7 million as of March 31, 2012.

Due to related parties consist primarily of short term non-interest bearing loans we have received from RGB Trading for working capital purposes.  These advances bear no interest, are due on demand, and are unsecured.  Due to related parties also includes $1,245 and $16,245 at March 31, 2012 and December 31, 2011, respectively, for the amount that remains outstanding to the former stockholders of Hangzhou Technology in connection with its acquisition by China Education in November 2010.

Our balance sheet also includes restricted cash as a non-current asset in the amount of $0.4 million and $0.2 million as of March 31, 2012 and December 31, 2011, respectively, in the form of cash deposit in a bank account set up under the laws of the PRC. Our revenues are required to be deposited into this bank account and directly managed by the Ministry of Finance People’s Republic of China.  We periodically apply funding and withdraw money from this bank account upon approval of the Ministry of Finance People’s Republic of China.

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

•	An increase in working capital requirements to finance the growth of the Schools
•	Acquisitions of additional schools, with related increases to capital expenditures, marketing and administrative expenses to support the growth of our company;
•	The costs for recruitment and retention of additional management and personnel to support our operations and expansion plans; and
•	The additional costs, including legal accounting and consulting fees, of being a public company and the related compliance activities.

Our business plan contemplates the acquisition of additional schools through contractual agreements similar to those of the Schools Control Agreements. We expect that the consideration for gaining control of these schools will be comprised entirely of new issuances of our common stock.

Analysis of Cash Flow

Net cash provided by operating activities for the quarter ended March 31, 2012 was $0.5 million, primarily due to favorable changes of $0.8 million in deferred revenue, partially offset by a decrease of $0.3 million in accounts payable and accrued expenses.

Net cash used in investing activities was $0.1 million for the quarter ended March 31, 2012, primarily due to capital expenditures for school building improvements and purchase of operating equipment.

Net cash provided by financing activities for the quarter ended March 31, 2011 was $0.2 million, due primarily to proceeds from capital raised.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012.

Based on this evaluation we concluded that as of March 31, 2012 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         On February 15, 2012, we issued 141,000 shares valued at $0.25 per share to Invictus for exchanging the furniture and equipments.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

  None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description of Exhibit
10.39	Consulting Agreement dated as of December 16, 2011 between Brook Capital Investments LLC and China Education International, Inc. *
31.1	Section 302 Certification of Chief Executive Officer.*
31.2	Section 302 Certification of Principal Financial and Accounting Officer.*
32.1	Section 906 Certification of Chief Executive Officer and Principal Financial and Accounting Officer.*
101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION INTERNATIONAL, INC.

Date: May 21, 2012	/s/ Joel Mason
Joel Mason, Chief Executive Officer, Chairman of the Board of Directors and Chief Financial Officer