Form 10-Q
period 2012-06-30
CHINA EDUCATION INTERNATIONAL, INC.
filed 2012-08-20
CIK 1367898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2012
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
[  ]  Yes  [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,179,125 shares of common stock are issued and outstanding as of August 17, 2012.

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

-
"CEII” the “Company,” “we”, “us”, “ours,” and similar terms refers to China Education International, Inc., a Nevada corporation formerly known as USChina Channel, Inc., a Nevada corporation, and our subsidiaries.

-	"China Education” refers to China Education Services, Ltd., a British Virgin Islands company and a wholly owned subsidiary of ours.

-
"Hangzhou Education” refers to Hangzhou Kunjiang Education and Technology Co., Ltd., a limited liability company established under the laws of the People’s Republic of China (the “PRC”) and a wholly owned subsidiary of ours.

-
"Shaoxing High School” refers to Shaoxing China Textile City High School, a Chinese company established under the laws of the PRC and a company affiliated with us and consolidated in our financial statements.

-	"Pingtan Lanhua School” refers to Pingtan Lanhua School, a Chinese company established under the laws of the PRC and a company affiliated with us and consolidated in our financial statements.

-
"Hefei Meihua School” refers to HeFei Meihua Vocational Training School, a Chinese company established under the laws of the PRC and a company affiliated with us and consolidated in our financial statements.

-	"Peng Tuo” refers to Peng Tuo Education Technology Co. Ltd., a Hangzhou based Chinese education services company which is affiliated with us

-	"Crown Union” refers to Crown Union Resources Limited, a British Virgin Islands company.

-	"RMB” refers to the Chinese Renminbi, the national currency of the PRC.

-	"PRC” refers to the Peoples Republic of China.

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$452,899	$1,700,821
Due from related parties	1,215,743	390,263
Deferred tax assets	212,710	-
Prepaid expense - related parties, short term	634,025	629,693
Prepaid expense and other current assets	378,709	246,841
Total current assets	2,894,086	2,967,618
Restricted cash	97,773	205,348
Prepaid expense - related parties, long term	4,755,187	5,037,545
Goodwill	5,087,202	5,087,202
Intangible asset, net	3,831,181	4,010,310
Property and equipment, net	1,527,964	1,634,242
Total assets	$18,193,393	$18,942,265
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,113,556	$1,133,469
Loan payable-related parties	162,206	157,718
Taxes payables	192,596	147,279
Due to related parties	274,626	153,317
Deferred revenue	596,987	1,550,367
Total current liabilities	2,339,971	3,142,150
Deferred revenue - long term	1,036,614	1,002,049
Total liabilities	3,376,585	4,144,199
SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; 187,500,000 shares authorized; 73,179,125 and 70,196,625 shares issued and outstanding at June 30, 2012 and December 31, 2011	73,179	70,197
Additional paid-in capital	34,674,608	34,398,341
Accumulated deficit	(20,349,880)	(20,005,236)
Accumulated other comprehensive income	219,661	181,322
Total China Education International Inc.'s shareholders' equity	14,617,568	14,644,624
Noncontrolling interest	199,240	153,442
Total shareholders' equity	14,816,808	14,798,066
Total liabilities and shareholders' equity	$18,193,393	$18,942,265

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Month Ended June 30,		For the Six Month Ended June 30,
	2012	2011	2012	2011
Net revenues	$2,605,806	$1,527,194	$4,164,252	$2,546,860
Cost of sales	2,089,808	885,014	3,295,907	1,554,932
Gross profit	515,998	642,180	868,345	991,928
Operating expenses:
Selling expenses	-	46,580	-	46,580
Loss on disposal of furniture and equipment	53,419	-	53,419	-
Consulting expense-related party	-	-	-	1,800,000
General and administrative	648,954	338,042	1,339,014	549,733
Total operating expenses	702,373	384,622	1,392,433	2,396,313
Total operating (loss) income	(186,375)	257,558	(524,088)	(1,404,385)
Other income (expense):
Interest expense	(2,704)	(1,804)	(3,581)	(2,735)
Other (expense) income	(24,397)	920	(23,025)	861
Subsidy income	77,785	14,517	215,868	14,517
Total other income	50,684	13,633	189,262	12,643
Net (loss) income before income taxes	(135,691)	271,191	(334,826)	(1,391,742)
Income taxes benefit	37,330	-	35,981	-
Net (loss) income	(98,361)	271,191	(298,845)	(1,391,742)
Net income attributable to noncontrolling interest	(29,534)	(46,085)	(45,798)	(63,049)
Net (loss) income attributable to China Education International, Inc.	$(127,895)	$225,106	$(344,643)	$(1,454,791)
Comprehensive income (loss):
Net (loss) income	(98,361)	271,191	(298,845)	(1,391,742)
Foreign currency translation	14,086	55,923	38,339	91,207
Comprehensive (loss) income	$(84,275)	$327,114	$(260,506)	$(1,300,535)
NET (LOSS) INCOME PER COMMON SHARE:
(Loss) Income per share - basic and diluted	$-	$0.01	$-	$(0.03)
Weighted average common shares outstanding - basic and diluted	72,734,839	53,663,728	71,961,418	52,844,105

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Month Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(298,845)	$(1,391,742)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	282,037	119,330
Amortization	179,129	56,826
Loss on disposal of furniture and equipment	53,419	-
Common stock issued for services	-	1,800,000
Amortization of prepaid expense - related parties	317,324	306,204
Changes in assets and liabilities:
Restricted cash	109,095	54,225
Deferred revenue	(940,744)	(768,409)
Due from related parties	(823,605)	-
Prepaid expense and other current assets	(130,297)	(169,379)
Deferred tax assets	(212,920)	-
Tax payable	44,348	-
Accounts payable and accrued expenses	(26,257)	(233,113)
NET CASH USED IN OPERATING ACTIVITIES	(1,447,316)	(226,058)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	-	185,372
Purchase of equipment and buildings improvement	(217,791)	(41,729)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(217,791)	143,643
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from raising capital	244,000	-
Proceeds from related party advances	135,497	96,688
Proceeds from loan payable-related parties	4,488	150,000
Repayment of related party payable	(14,999)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	368,986	246,688
EFFECT OF EXCHANGE RATE ON CASH	48,199	1,056
NET CHANGE IN CASH	(1,247,922)	165,329
CASH - BEGINNING OF PERIOD	1,700,821	55,594
CASH - END OF PERIOD	$452,899	$220,923
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Shares issued for exchanging fixed assets	$35,249	$-
Common stock issued for Hefei Meihua School acquisition	$315,000	$-
Common stock issued for Lanhua School acquisition	$-	$1,600,000
Fair value of assets acquired-Lanhua school	$-	$1,897,869
Liabilities assumed-Lanhua school	$-	$304,363

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

Peng Tuo School. On December 31, 2011, we and Hangzhou Education entered into a series of agreements with Peng Tuo Information Technology Co. Ltd. (“PTIT”), a private education company organized in China, and its shareholders, to operate in China, and its shareholders to operate PTIT and the right to purchase all of its equity interests from its shareholders to become effective on the date when PTIT provides China Education with its financial statements prepared in accordance with generally accepted accounting principles (“US GAAP”).  The parties agreed that the PTIT financial statements will be provided to China Education no later than June 15, 2012 and that such financial statements shall be reasonably acceptable to China Education. The PTIT financial statements will now be received no later than September 30, 2012

Established in 2011, PTIT provides educational services for schools and students within China, either directly or indirectly.  PTIT projects that it will provide educational services for approximately 4,500 students during 2012.

As of March 31, 2012, we determined to sell the Meihua Exclusive Cooperation and associated agreements to a school we are currently managing, or a school with whom we are in discussion to manage. We have subsequently decided to retain the Meihua Exclusive Cooperation Agreement and associated agreements and on May 25, 2012 engaged PTIT to assist in the management of the operation the Meihua School. Accordingly the financial results for Meihua for the 6 months ended June 30, 2012 are included herein.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and restricted cash.  We deposit our cash with high credit quality financial institutions in the United States and the PRC.  At June 30, 2012, we had deposits of $442,514 in banks in the PRC, as well as restricted cash, described below, in the amount of $97,773.  In the PRC, there is no equivalent of federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured.  We have not experienced any losses in such bank accounts through June 30, 2012.

Restricted Cash

Restricted cash pertains to cash on deposit in a bank account which is set up under the laws of the PRC, under which the Company’s revenues are required to be deposited into this bank account and directly supervised by the Ministry of Finance of People’s Republic of China (the “Ministry of Finance”).  We periodically apply funding and withdraw money from this bank account upon approval of the Ministry of Finance.  This bank account requires a minimum balance of RMB 500,000 (approximately $75,000) or not less than either 15% of the Company’s revenues or the aggregate amount of three months’ salaries for all of the Company’s employees.  At June 30, 2012 and December 31, 2011, restricted cash amounted to $97,773 and $205,348, respectively.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2012 and 2011.

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

Basic and Diluted Loss per Share

Pursuant to ASC Subtopic 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. There were no potentially dilutive securities outstanding for the three months ended June 30, 2012 and 2011.

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

NOTE 3 – DISCONTINUED OPERATION

As of March 31, 2012, we determined to sell the Hefei Meihua School Exclusive Cooperation and associated agreements to a school we are currently managing, or a school with whom we are in discussion to manage. We have subsequently decided to retain the Hefei Meihua School Exclusive Cooperation Agreement and associated agreements and on May 25, 2012 engaged PTIT to assist in the management of the operation the Hefei Meihua School. Accordingly the financial results for Hefei Meihua School as of June 30, 2012 and for the three and six months then ended are included herein.

NOTE 4 – ACQUISITIONS

As previously discussed in Note 1, on December 31, 2010, we entered into an Exclusive Cooperation Agreement, Share Pledge Agreement, Power of Attorney and Option Agreement with Shaoxing High School and its shareholders which permit us to operate the Shaoxing High School, receive economic benefits of its operations and the right to purchase all of its equity interests from its shareholders. We issued 4,800,000 shares of our unregistered common stock valued at $5,040,000 to Shaoxing Red Green Blue Trading Col, Ltd. (“RGB Trading”), the shareholder of Shaoxing High School as consideration for entering into these agreements.

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

On December 31, 2011, we and Hangzhou Education entered into a series of agreements with Peng Tuo Information Technology Co. Ltd. (“PTIT”), a private education company organized in China, and its shareholders, to operate in China, and its shareholders to operate PTIT and the right to purchase all of its equity interests from its shareholders to become effective on the date when PTIT provides China Education with its financial statements prepared in accordance with generally accepted accounting principles (“US GAAP”).  The parties agreed that the PTIT financial statements will be provided to China Education no later than June 15, 2012 which has now been extended to no later than September 30, 2012 and that such financial statements shall be reasonably acceptable to China Education.

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

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The favorable lease intangible of Shaoxing High School was determined based on our evaluation of the prepaid rent under the terms of a ten-year lease Shaoxing High School had entered into with RGB Trading in November 2010.  This intangible asset will be amortized over the lease term of ten years. The favorable lease intangible of Pingtan Lanhua School was determined based on our evaluation of the arrangement Pingtan Lanhua School has with its Founders whereby Pingtan Lanhua School conducts its operations in facilities owned by its Founders with its Founders forgoing a rental fee. This intangible asset will be amortized over a period of five years.

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

	June 30, 2012	December 31, 2011
	(unaudited)
Favorable Lease-Shaoxing School	$806,950	$806,950
Favorable Lease-Lanhua School	988,677	988,677
License Agreement	2,428,020	2,428,020
	4,223,647	4,223,647

Less: Accumulated Amortization	(392,466)	(213,337)
	$3,831,181	$4,010,310

We expects to recognize amortization expense of approximately $197,735 and $80,695 in each year in connection with the intangibles related to Pingtan Lanhua School and Shaoxing High School, respectively; and $80,934 in each year in connection with the License Agreement. Amortization expense for the six months ended June 30, 2012 and 2011 was $179,129 and $56,826, respectively.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Future amortization expenses for intangible assets were as follows:

Year Ended December 31,	Amortization Expense
2012	$359,364
2013	$359,364
2014	$359,364
2015	$359,364
2016	$244,020

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	June 30, 2012	December 31, 2011
		(unaudited)
Automobiles	5 Years	$158,373	$157,290
Buildings	10-20 Years	761,384	620,298
Furniture, fixtures, and equipment	3-10 Years	648,865	1,161,059
Other		3,026	3,251
		1,571,648	1,941,898
Less: Accumulated Depreciation		(43,684)	(307,656)
		$1,527,964	$1,634,242

Depreciation expense for the six months ended June 30, 2012 and 2011 was $282,037, and $119,330, respectively. During the second quarter of fiscal 2012, we disposed obsolete furniture and equipment and incurred a loss on disposition of $53,419, which is included in our statement of operations.

NOTE 7 – DEFERRED REVENUE

Deferred revenue consisted of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
Tuition and school selection fees	$1,633,601	$2,472,050
Dormitory fees	-	80,366
Total	1,633,601	2,552,416
Less: Current portion	(596,987)	(1,550,367)
Long-term portion of deferred revenue	$1,036,614	$1,002,049

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

Future rent expenses are as follows:

Year Ended December 31,	Rent Expense
2012	$252,600
2013	$252,600
2014	$252,600
2015	$252,600
2016	$252,600

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

NOTE 10 – RELATED PARTY TRANSACTIONS

We have specified the following persons and entities as related parties with balances as of June 30, 2012 and December 31, 2011:

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

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 Prepaid expenses-related parties

Prepaid expenses-related parties were as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
Prepaid rent	$4,041,909	$4,250,428
Prepaid education service fee	1,347,303	1,416,810
Total	5,389,212	5,667,238
Less: current portion	(634,025)	(629,693)
Long-term portion of prepaid expense	$4,755,187	$5,037,545

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

Prior to the establishment of Hefei Meihua School, members of the Company along with a company controlled by these members entered into a Building Lease Agreement with Hengyuan Athletic, on February 10, 2011, as amended on May 25, 2011 (the “School Facility Lease”).  Subsequent to the establishment of Meihua School, the school facility lease was transferred in title and responsibility to the Company. The School Facility Lease provides for the use and occupancy of a 220,000 square foot educational facility that houses the Company’s classrooms, student dormitory, cafeteria and administrative offices which is located in Hefei City, Anhui Province, China (the “School Facility”). The term of the School Facility Lease commenced on March 1, 2011 and terminates on February 28, 2014.  Annual rent due over the term of the School Facility Lease is RMB1,560,000 (approximately $240,000).

Prior to the establishment of Hefei Meihua School, and in anticipation of its establishment, future members of the Company along with a company controlled by these members entered into an Equipment Lease Agreement with Anhui Luhai, a related party of the Company’s principal shareholder, on February 10, 2011 as amended on June 23, 2011 (the “Equipment Lease”).  The Equipment Lease provides for the Company’s use of various computer and electronic equipment, furnishings and other personal property used by the Company in its operations.  The term of the Equipment Lease commenced on March 1, 2011 and expires on December 31, 2011.  Monthly rent due over the term of the Equipment Lease is RMB 16,000 (approximately $2,500).  The lease has been extended to February 28, 2017 and monthly rent is RMB 6,667 (approximately $1,050).

Loan payable-related parties

On February 22, 2011, we borrowed $150,000 from China Direct under the terms of an unsecured promissory note.  The proceeds will be used for working capital purposes.  The promissory note accrues interest at an annual rate of 6%.  The principal and accrued interest is due on February 21, 2012. At June 30, 2012, including accrued interest of $12,206 we had a loan payable-related party of $162,206. This note was extended due on demand.

Due from related parties

At June 30, 2012, we have $1,215,743 due from RGB Trading, the sole stockholder of Shaoxing High School, is majority owned by Guotong Chen, one of our principal stockholders. This amount bears no interest, is due on demand and is unsecured.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Due to related parties

Due to related parties of $274,626 at June 30, 2012 was follows:

●	$1,245 due to Jinjin Ye and Ruifeng Chen for the outstanding balance of consideration for the 100% equity interests in Hangzhou Technology, which we acquired in November 2010.

●	Loan of $111,589 from Jinjin Ye for working capital purpose.

●
Pingtan Lanhua School owes its shareholders, Qiude Chen and Guangyu Wei $161,676 for loans they made to us for working capital purposes as of December 31, 2011.  These advances are unsecured, non-interest bearing and due upon demand.

●	$116 due to China Direct for expense China Direct paid on our behalf.

Due to related parties of $153,317 at December 31, 2011 was as follows:

●	$16,245 due to Jinjin Ye and Ruifeng Chen for the outstanding balance of consideration for the 100% equity interests in Hangzhou Education, which we acquired in November 2010.

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

We have 187,500,000 shares of common stock, par value $.001, authorized. At June 30, 2012 and December 31, 2011 there were 73,179,125 and 70,196,625 shares of common stock issued and outstanding, respectively.  We issued 5,000,000 shares of common stock, valued at $1.6 million to Crown Union in connection with the Pingtan Lanhua School transaction on May 31, 2011 and 5,000,000 shares of common stock, valued at $2.5 million to Crown Union in connection with the Hefei Meihua School transaction on August 2, 2011.

In connection with Hefei Meihua School’s acquisition on August 2, 2011, Hefei Meihua Founders have the opportunity to receive an additional 2,500,000 shares of our common stock, valued at $1.25 million if Hefei Meihua School meets certain revenue and earnings targets during the two year period ending August 1, 2013. On June 5, 2012, we issued 630,000 shares of our common stock to Hefei Meihua School recorded as additional paid in capital. The balance of 1,870,000 shares has not been issued.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On February 15, 2012, we issued 352,500 shares valued at $0.10 per share to Invictus in exchange for furniture and equipments.

On February 24, 2012, we completed the sale of 2,000,000 shares of our common stock to Dolton Consulting Services, Inc. at a price of $0.10 per share. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. In addition, the recipient of our shares was a sophisticated investor and had access to information normally provided in a prospectus regarding us. In addition, the recipient of the shares had the necessary investment intent as required by Section 4(2) since it agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On February 15, 2011, Invictus Advisory Associates, Inc. (“Invictus”) transferred to China Direct on our behalf a total of 1,500,000 shares of our common stock previously issued to Invictus under the Share Exchange Agreement, valued at $1,800,000 as compensation for services under the Consulting and Management Agreement entered into among Invictus, China Direct and us as of December 31, 2010.  In November 2011, we reimbursed Invictus for the 1,500,000 shares of our common stock it delivered to China Direct.

On October 14, 2011, we entered into an Assignment Agreement with Frontera Associates, Inc. (“Frontera”) pursuant to which Frontera transferred us a License Agreement dated September 1, 2010 between Frontera and American Education Center, Inc. Under the terms of the License Agreement we will have the use of the name American Education Center, its systems, brochures, literature, manuals, know how, logos, contacts and arrangements with schools and colleges across the U. S., China and elsewhere. In consideration for the assignment, we issued Frontera 2,500,000 shares of our common stock at the valued of $0.30 per share and a three-year warrant exercisable at $0.40 per share for 6,000,000 shares which we valued at $1,688,020 by using Black Scholes model. We recognized the License Agreement as intangible asset with a total value of $2,428,020. (see Note 4).

On December 16, 2011, we entered into a six months consulting agreement with Summit Marketing, Inc. (“Summit”). Under the terms of the consulting agreement, Summit will provide advisory services including developing investor presentation, executing an online distribution campaign and selecting a top financial publishers for the Company.  We agreed to issue 500,000 shares of restricted stock which has value of $400,000 to Summit in exchange for the services it provides.

In December 2011, we issued 500,000 shares of our unregistered common stock to China Direct as a bonus for the additional work performed by China Direct on behalf of us during the fiscal 2011. The shares were value at $360,000.

In December 2011, we issued 130,000 shares at $0.72 per share to our Chief Executive Officer, Joel Mason, and our Board of Directors, Andrew Chien and Judith Denton for their 2011 performance.

In December 2011, we issued 200,000 shares at $0.72 per share to the shareholders of Pingtan Lanhua School and 250,000 shares to the shareholders of Hefei Meihua School for the school performance in 2011.

In December 2011, we issued a total of 1,200,000 shares which had a total value of $2,160,000 related to Shaoxing High School and Pingtan Lanhua School finders' fee.

During the fourth quarter of 2011, we issued 250,000 shares at $0.20 and 1,151,250 shares at $0.72 to consultants for their services in 2011.

Additional Paid- in Capital

During the second quarter of fiscal 2012, we completed the sale of 440,000 shares of our common stock to Megamind Resources, Inc. at a price of $0.10 per share. These shares of our common stock will be issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. These shares have not been issued as of June 30, 2012. In addition, the recipient of our shares was a sophisticated investor and had access to information normally provided in a prospectus regarding us. In addition, the recipient of the shares had the necessary investment intent as required by Section 4(2) since it agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with Pingtan Lanhua School’s acquisition on May 31, 2011, Pingtan Lanhua Founders have the opportunity to receive an additional 4,000,000 shares of our common stock, valued at $1.28 million if Pingtan Lanhua School meets certain revenue and earnings targets during the two year period ending June 30, 2013. Those shares have not been issued and we recorded it in our book as additional paid in capital. The additional stock to be earned is accounted for as it is extremely likely that these additional shares will be issued.

In connection with Hefei Meihua School’s acquisition on August 2, 2011, Hefei Meihua Founders have the opportunity to receive an additional 2,500,000 shares of our common stock, valued at $1.25 million if Hefei Meihua School meets certain revenue and earnings targets during the two year period ending August 1, 2013. On June 5, 2012, we issued 630,000 shares of our common stock to Hefei Meihua School. The balance of 1,870,000 shares has not been issued and we recorded it in our book as additional paid in capital.

Common Stock Warrant

In connection of the Assignment Agreement with Frontera on October 14, 2011, we granted common stock purchase warrants to purchase 6,000,000 shares of common stock with a par value $0.001 per share, exercisable at $0.40 per share. The warrant includes a cashless exercise provision and standard anti-dilution provisions.

Our assumptions under the Black Scholes Option Pricing Model for the warrants valued at June 30, 2012 were as follows:

Expected life (years)	3.00
Risk free rate interest	0.50%
Volatility	234%
Dividend yield	0%

Stock warrant activity for the three months ended June 30, 2012 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	6,000,000	$0.40
Granted	-	-
Exercised	-	-
Expired	-	-
Balance at June 30, 2012	6,000,000	$0.40

NOTE 12 - SUBSEQUENT EVENT

On August 19, 2012, the Company entered into an exclusive cooperation agreement, share pledge agreement, power of attorney and option agreement with Shanghai Fuyi Education Information Consulting Co., Ltd. (“Shanghai Fuyi”), which permits us to operate Shanghai Fuyi, receive the economic benefits of its operations, and the right to purchase all of its equity interests from its shareholders.  These agreements are collectively referred to as the “Shanghai Fuyi Agreements.”

As consideration for entering into the Shanghai Fuyi Agreements, which issued Crown Union a total of 11,000,000 shares (post split) of our unregistered common stock (the Shanghai Fuyi Acquisition Shares”) valued at $1.04.  Crown Union entered into a five year option agreement with Shanghai Fuyi shareholders which permits them to acquire shares of the Company’s common stock as follows:

(i)	6,000,000 shares (post split) upon entering into the Shanghai Fuyi Agreements which condition was met on Aug 19, 2012
(ii)
3,000,000 shares (post split) achieving not less than $5,000,000 in gross revenue as determined under US GAAP for any consecutive 12 month period during the period from April 1 2012 to March 31, 2014 and

(iii)
2,000,000 shares (post split) upon achieving not less than $3,000,000 in net income as determined under US GAAP  for any consecutive 12 month period during the period from April 1 2012 to March 31, 2014

The number of Shanghai Fuyi Acquisition Shares the Shanghai Fuyi shareholders may purchase from Crown Union shall be reduced and returned to us for cancellation by 2.5 shares for every dollar that the net income from Shanghai Fuyi during any 12 month consecutive period from April 1 2012 to March 31, 2014 as computed under US GAAP is less than $3,000,000.  Due to PRC restrictions of foreign investment in China’s education industry, we operate Shanghai Fuyi through contractual arrangements among China Education, Hangzhou Education, and the owners of Shanghai Fuyi.

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

Established in April, 2011 the Hefei Meihua School provides non-academic training programs that include advertising design, ecommerce, secretarial, logistics, marketing and business management courses. The Hefei Meihua School has approximately 700 students enrolled in its programs. In the first quarter of 2012, thess operations were discontinued and Meihua is no longer part of operations and is not included in financial statements. However, in the second quarter of 2012, management decided to continue the operations of Meihua and our consolidated financial statements as of June 30, 2012 and for the periods ended June 30, 2012 and 2011 include assets, liabilities, equity and results of operations from Meihua.

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

RESULTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2012 as compared to the same period in 2011.

Net Revenues

Net revenues for the quarter ended June 30, 2012 were $2.6 million, an increase of 70.6%, which were derived from tuition, school selection fees and dormitory fees, as compared to $1.5 million for the same period in 2011 which was based on two schools, Shaoxing High School and Pingtan Lanhua School. The increase in revenues for the quarter ended June 30, 2012 was due primarily to the operations of three schools namely, Shaoxing High School, Pingtan Lanhua School and Meihua School.

Net revenues for the six months ended June 30, 2012 were $4.2 million, an increase of 63.5%, which were derived from tuition, school selection fees and dormitory fees, as compared to $2.5 million for the same period in 2011 which was based on two schools, Shaoxing High School and Pingtan Lanhua School. The increase in revenues for the six months ended June 30, 2012 was due primarily to the operations of three schools namely, Shaoxing High School, Pingtan Lanhua School and Meihua School.

Cost of Sales

Cost of sales for the quarter ended June 30, 2012 were $2.1 million, resulting in a gross profit of $0.5 million, with a gross margin of 12.4%, as compared to cost of sales of $0.9 million, gross profit of $0.6 million, with a gross margin of 42.0% for the same period in 2011. Cost of revenues was mainly comprised of teachers’ compensation and benefits. The increase in cost of revenues was primarily due to compensation expense for additional education staff resulting from the increase in the number of schools and student enrollment.

Cost of sales for six months ended June 30, 2012 were $3.3 million, resulting in a gross profit of $0.9 million, with a gross margin of 20.9%, as compared to cost of sales of $1.6 million, gross profit of $1.0 million, with a gross margin of 39.0% for the same period in 2011. Cost of revenues was mainly comprised of teachers’ compensation and benefits. The increase in cost of revenues was primarily due to compensation expense for additional education staff resulting from the increase in the number of schools and student enrollment.

Total Operating Expenses

Total operating expenses for the quarter ended June 30, 2012 were $0.7 million, an increase of 82.6%, primarily due to general and administrative expenses associated with the operations of the schools.

Total operating expenses for six months ended June 30, 2012 were $1.4 million, a decrease of 41.9%, primarily due to general and administrative expenses associated with the operations of the schools. During the same period in 2011 we paid $1.8 million in share based consulting and management fee to CD International (formerly known as "China Direct").

Net (loss) income

We recorded a net loss of $0.2 million for the quarter ended June 30, 2012, as compared to a net income of $0.3 million for the same period in 2011 which was primarily due to lower gross profit, coupled with increased operating expenses as discussed above.

We recorded a net loss of $0.5 million for six months ended June 30, 2012, as compared to $1.4 million for the same period in 2011. The decrease was primarily due to lower operating expenses in the six months ended June 30, 2012, compared with the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

 Liquidity is the ability of a company to generate enough cash to meet its operational cash requirements.  As of June 30, 2012, we had cash of $0.5 million and working capital of $1.2 million, exclusive of $0.6 million of deferred revenue, as compared to working capital of $1.4 million at December 31, 2011, exclusive of $1.6 million of deferred revenue.

Prepaid expense and other current assets represent advance payments for goods and services made by Shaoxing High School in the normal course of business. We have recorded prepaid expense and other current assets, including current portion of the prepaid expenses to related parties, in the amount of approximately $1.0 million as of June 30, 2012.

Due from related parties consist of funds we advanced to RGB Trading, the sole stockholder of Shaoxing High School, and a trading company majority owned by Mr. Guotong Chen, one of our principal stockholders. As of June 30, 2012, due from related parties totaled $1.2 million, which bears no interest and was due on demand.

Deferred revenue represents tuition received in advance, which will be recorded as revenues as services have been rendered in the future. As of June 30, 2012 and December 31, 2011, deferred revenue totaled $1.6 million and $2.5 million, respectively.

Our balance sheet also includes restricted cash as a non-current asset in the amount of $0.1 million and $0.2 million as of June 30, 2012 and December 31, 2011, respectively, in the form of cash deposit in a bank account set up under the laws of the PRC. Our revenues are required to be deposited into this bank account and directly managed by the Ministry of Finance People’s Republic of China.  We periodically apply funding and withdraw money from this bank account upon approval of the Ministry of Finance People’s Republic of China.

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

Our business plan contemplates the acquisition of additional education related organizations through contractual agreements similar to those of the Schools Control Agreements. We expect that the consideration for gaining control of these organizations will be comprised entirely of new issuances of our common stock.

Analysis of Cash Flow

Net cash used in operating activities for the six months ended June 30, 2012 was $1.4 million, primarily due to unfavorable changes of $0.9 million in deferred revenue $0.8 million in due from related parties, partially offset by non-cash reconciliation items in depreciation and amortization.

Net cash used in investing activities was $0.2 million for the six months ended June 30, 2012, primarily due to capital expenditures for school building improvements and purchase of operating equipment.

Net cash provided by financing activities for the six months ended June 30, 2011 was $0.4 million, due primarily to proceeds from capital raised and advances from related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012.

Based on this evaluation we concluded that as of June 30, 2012 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS.

 Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 During the second quarter of fiscal 2012, we completed the sale of 440,000 shares of our common stock to Megamind Resources, Inc. at a price of $0.10 per share. These shares of our common stock will be issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. These shares have not been issued as of June 30, 2012. In addition, the recipient of our shares was a sophisticated investor and had access to information normally provided in a prospectus regarding us. In addition, the recipient of the shares had the necessary investment intent as required by Section 4(2) since it agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

  In connection with Hefei Meihua School’s acquisition on August 2, 2011, Hefei Meihua Founders have the opportunity to receive an additional 2,500,000 shares of our common stock, valued at $1.25 million if Hefei Meihua School meets certain revenue and earnings targets during the two year period ending August 1, 2013. On June 5, 2012, we issued 630,000 shares of our common stock to Hefei Meihua School recorded as additional paid in capital. The balance of 1,870,000 shares has not been issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description of Exhibit
10.39	Consulting Agreement dated as of December 16, 2011 between Brook Capital Investments LLC and China Education International, Inc.
10.40	Letter of Management Confirmation for Hefei Meihua Vocational Training School dated as of August 17, 2012 between Peng Tuo Information Technology Co., Ltd. and China Education International, Inc. *
10.41	Exclusive Cooperation Agreement between Hangzhou Kunjiang Education Technology Co., Ltd., Shanghi Fuyi Education Information Consulting Co. Ltd, Fenglong Xu and Wei Xu.*
10.42	Share Pledge Agreement between Hangzhou Kunjiang Education Technology Co. Ltd., Fenglong Xu and Wei Xu.*
10.43	Power of Attorney between Shanghai Fuyi Education Information Consulting Co. Ltd., Fenglong Xu and Wei Xu.*
10.44	Call Option Agreement between Fenglong Xu, Wei Xu and China Education Services, Ltd.*
10.45	Option Agreement between Fenglong Xu, Wei Xu and Crown Union Resources Limited.*
31.1	Section 302 Certification of Chief Executive Officer.*
31.2	Section 302 Certification of Principal Financial and Accounting Officer.*
32.1	Section 906 Certification of Chief Executive Officer and Principal Financial and Accounting Officer.*
101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

*	Filed herewith.
**
To be filed within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit that includes detailed tagging of its footnotes and schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION INTERNATIONAL, INC.

Date: August 20, 2012	/s/ Joel Mason
Joel Mason, Chief Executive Officer, Chairman of the Board of Directors and Chief Financial Officer