Form 10-Q/A
period 2012-06-30
CHINA EDUCATION INTERNATIONAL, INC.
filed 2012-08-31
CIK 1367898

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 20, 2012, is to furnish Exhibit 101 to the Form 10-Q within the 30 day grace period provided for the initial submission of interactive data files containing detail-tagged footnotes or schedules, as required by Rule 405 of Regulation S-T.

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

ITEM 6.  EXHIBITS.

Exhibit No.	Description of Exhibit
10.39	Consulting Agreement dated as of December 16, 2011 between Brook Capital Investments LLC and China Education International, Inc.
10.40	Letter of Management Confirmation for Hefei Meihua Vocational Training School dated as of August 17, 2012 between Peng Tuo Information Technology Co., Ltd. and China Education International, Inc. *
10.41	Exclusive Cooperation Agreement between Hangzhou Kunjiang Education Technology Co., Ltd., Shanghi Fuyi Education Information Consulting Co. Ltd, Fenglong Xu and Wei Xu.*
10.42	Share Pledge Agreement between Hangzhou Kunjiang Education Technology Co. Ltd., Fenglong Xu and Wei Xu.*
10.43	Power of Attorney between Shanghai Fuyi Education Information Consulting Co. Ltd., Fenglong Xu and Wei Xu.*
10.44	Call Option Agreement between Fenglong Xu, Wei Xu and China Education Services, Ltd.*
10.45	Option Agreement between Fenglong Xu, Wei Xu and Crown Union Resources Limited.*
31.1	Section 302 Certification of Chief Executive Officer.*
31.2	Section 302 Certification of Principal Financial and Accounting Officer.*
32.1	Section 906 Certification of Chief Executive Officer and Principal Financial and Accounting Officer.*
101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

*	Previously filed or furnished with China Education International, Inc. Form 10-Q filed on August 20, 2012.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION INTERNATIONAL, INC.

Date: August 31, 2012	By: /s/Joel Mason
Joel Mason, Chief Executive Officer and Chairman of the Board of Directors