Form 10-Q
period 2012-09-30
CHINA EDUCATION INTERNATIONAL, INC.
filed 2013-03-06
CIK 1367898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2012
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM: _____________ TO _____________

COMMISSION FILE NUMBER: 000-53247

CHINA EDUCATION INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4854568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48 Wall Street, Suite 703, New York, New York	10005
(Address of principal executive offices)	(Zip Code)

212-682-6607
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
[  ]  Yes  [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ]  Yes  [X ]  No

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
[  ] Yes  [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 75,063,125 shares of common stock are issued and outstanding as of January 7, 2013.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES

i

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A. – “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 and in Part II – Item 1A. of this report:

•	We have been forced to curtail various initiatives as a result of the inability to raise working capital as necessary.
•
In February 2013, due to lack of working capital and lack of effective control of the Schools we manage, we determined that we could no longer support or enforce our contractual arrangements with the Schools and its shareholders and we have discontinued the Schools’ operations. The impact of the discontinuing our School operations has had a negative impact on our financial position and results of operations.

•	We were reliant on contractual arrangements with the Schools, and their shareholder for all of our China operations and we were unable to effectively provide operational control.
•	Possible investigations of the Schools by regulatory agencies.
•	Adverse tax consequences of our contractual arrangements with the Schools and their shareholders.
•	Our ability to obtain sufficient capital to fund our current operations and planned expansion strategy.
•	Our ability to continue to attract students to enroll in our programs.
•	Our ability to effectively manage our business expansion and increasingly complicated operations.
•	Our ability to implement our growth strategy and make strategic acquisitions and investments and to establish and maintain strategic relationships.
•	Our ability to successfully integrate businesses that we acquire.
•	Our ability to attract and retain senior management and other key personnel.
•	Our ability to adequately and promptly respond to changes in curriculum, testing materials and standards.
•	Our legal right to lease certain properties could be challenged by property owners or other third parties.
•	Our ability to comply with PRC laws and regulations which currently prohibit foreign ownership of elementary and middle schools for students in grades one to nine in the PRC.
•	Our ability to increase rates for tuition, accommodation and other fees due to regulation by the Chinese government.
•	It may be difficult for you to enforce any judgment obtained in the United States against our company, which may limit the remedies otherwise available to our shareholders.
•	Economic, legal restrictions and business conditions in China.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2011, and Part II - Item 1A. of this report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

-
"CEII” the “Company,” “we”, “us”, “ours,” and similar terms refers to China Education International, Inc., a Nevada corporation formerly known as US China Channel, Inc., a Nevada corporation, and our subsidiaries.

-	"China Education” refers to China Education Services, Ltd., a British Virgin Islands company and a wholly owned subsidiary of ours.

-
"Hangzhou Education” refers to Hangzhou Kunjiang Education and Technology Co., Ltd., a limited liability company established under the laws of the People’s Republic of China (the “PRC”) and a wholly owned subsidiary of ours.

-
"Shaoxing High School” refers to Shaoxing China Textile City High School, a Chinese company established under the laws of the PRC and a company affiliated with us and consolidated in our financial statements and, effective on July 1, 2012, Shaoxing High School is presented in the accompanying consolidated financial statements as a discontinued operation.

-
"Pingtan Lanhua School” refers to Pingtan Lanhua School, a Chinese company established under the laws of the PRC and a company affiliated with us and, effective on July 1, 2012, Pingtan Lanhua School is presented in the accompanying consolidated financial statements as a discontinued operation.

-
"Hefei Meihua School” refers to HeFei Meihua Vocational Training School, a Chinese company established under the laws of the PRC and a company affiliated with us and, effective on July 1, 2012, Pingtan Lanhua School is presented in the accompanying consolidated financial statements as a discontinued operation.

-	"Peng Tuo” refers to Peng Tuo Education Technology Co. Ltd., a Hangzhou based Chinese education services company which was affiliated with us.

-	"Crown Union” refers to Crown Union Resources Limited, a British Virgin Islands company.

-	"RMB” refers to the Chinese Renminbi, the national currency of the PRC.

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA EDUCATION INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,813	$1,700,821
Prepaid expense and other current assets	5,032	1,689
Assets for discontinued operation	-	1,265,108
Total current assets	11,845	2,967,618

Goodwill	479	479
Intangible asset, net	-	2,410,725
Property and equipment, net	27,904	-
Assets for discontinued operation - long-term	-	13,563,443
Total assets	$40,228	$18,942,265

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$326,819	$262,418
Loan payable-related parties	180,538	157,718
Due to related parties	134,432	16,359
Liabililites for discontinued operation	-	2,705,655
Total current liabilities	641,789	3,142,150

Liabililites for discontinued operation - long-term	-	1,002,049
Total liabilities	641,789	4,144,199

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value; 187,500,000 shares authorized; 75,063,125 and 70,196,625 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	75,063	70,197
Additional paid-in capital	35,527,924	34,398,341
Accumulated deficit	(36,207,682)	(20,005,236)
Accumulated other comprehensive income	3,134	181,322
Total China Education International Inc.'s shareholders' equity (deficit)	(601,561)	14,644,624
Non-controlling interest	-	153,442
Total shareholders' equity (deficit)	(601,561)	14,798,066
Total liabilities and shareholders' equity (deficit)	$40,228	$18,942,265

CHINA EDUCATION INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Month Ended September 30,		For the Nine Month Ended September 30,
	2012	2011	2012	2011

Net revenues	$-	$-	$-	$-

Operating expenses:
Selling expenses	-	(373)	-	46,207
Consulting expense-related party	-	-	-	1,800,000
General and administrative	966,061	62,985	1,355,539	152,448
Impairment loss	2,350,634	-	2,350,634	-

Total operating expenses	3,316,695	62,612	3,706,173	1,998,655

Loss from operations	(3,316,695)	(62,612)	(3,706,173)	(1,998,655)

Other expense:
Interest expense	(2,458)	(2,226)	(6,946)	(5,390)

Total other expense	(2,458)	(2,226)	(6,946)	(5,390)

Loss from continuing operations before income taxes	(3,319,153)	(64,838)	(3,713,119)	(2,004,045)

Income taxes	-	-	-	-

Loss from continuing operations	(3,319,153)	(64,838)	(3,713,119)	(2,004,045)

Discontinued operations:
Income (loss) from discontinued operations	(815,889)	(441,524)	(720,641)	105,941
Loss from abandonment of discontinued operations	(11,768,686)	-	(11,768,686)	-
Total (loss) income from discontinued operations	(12,584,575)	(441,524)	(12,489,327)	105,941

Net loss	(15,903,728)	(506,362)	(16,202,446)	(1,898,104)

Net loss (income) attributable to noncontrolling interest	45,798	6,280	-	(56,769)

Net loss attributable to China Education International, Inc.	$(15,857,930)	$(500,082)	$(16,202,446)	$(1,954,873)

Comprehensive loss:
Net loss	$(15,903,728)	$(506,362)	$(16,202,446)	$(1,898,104)
Unrealized foreign currency translation adjustment	99	(19,445)	(178,188)	10,497
Comprehensive loss	$(15,903,629)	$(525,807)	$(16,380,634)	$(1,887,607)

NET LOSS PER COMMON SHARE:
Net loss per share - basic and diluted	$(0.22)	$(0.01)	$(0.22)	$(0.03)
Weighted average common shares outstanding - basic and diluted	73,211,082	61,906,680	72,381,803	55,916,475

CHINA EDUCATION INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Month Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,202,446)	$(1,898,104)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,346	-
Depreciation-discontinued operation	373,628	206,236
Amortization	60,091	-
Amortization-discontinued operation	188,650	126,434
Loss on disposal of furniture and equipment-discontinued operation	53,370	-
Loss on abandonment of discontinued operation	11,768,686	-
Loss on written off intangible asset	2,350,634
Common stock issued for services	855,200	1,800,000
Changes in assets and liabilities:
Prepaid expense and other current assets	(3,337)	112,178
Assets of discontinued operation	(1,053,950)	(956,149)
Accounts payable and accrued expenses	64,168	(29,665)
Liabilities of discontinued operation	98,263	2,316,035
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,439,697)	1,676,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition-discontinued operation	-	261,467
Decrease in cash from discontinued operation	(441,738)	-
Purchase of equipment and buildings improvement-discontinued operation	(232,540)	(317,325)
NET CASH USED IN INVESTING ACTIVITIES	(674,278)	(55,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	244,000	-
Proceeds from related party advances	118,311	5,564
Proceeds from related party advances-discontinued operation	23,777	(515,783)
Proceeds from loan payable-related parties	22,820	150,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	408,908	(360,219)

EFFECT OF EXCHANGE RATE ON CASH	11,059	73,621

NET (DECREASE) INCREASE IN CASH	(1,694,008)	1,334,509

CASH - BEGINNING OF PERIOD	1,700,821	7,083

CASH - END OF PERIOD	$6,813	$1,341,592

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Shares issued for exchanging fixed assets	$35,250	$-
Common stock issued for Hefei Meihua School acquisition	$315,000	$3,750,000
Common stock issued for Lanhua School acquisition	$-	$2,880,000
Fair value of assets acquired-Hefei Meihua school	$-	$196,679
Liabilities assumed-Hefei Meihua school	$-	$53,547
Fair value of assets acquired-Lanhua school	$-	$1,897,869
Liabilities assumed-Lanhua school	$-	$304,363

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND OPERATIONS

China Education International, Inc., formerly known as US China Channel, Inc. (the “Company”, “we”, “us”) was formed on April 26, 2006 under the laws of the State of Nevada. Prior to the completion of the acquisition of China Education Services, Ltd., a British Virgin Islands company (“China Education”) on December 31, 2010, we transferred all of our assets and liabilities to our wholly-owned subsidiary, China Bull Holdings, Inc. and appointed Andrew Chien, our founder and former chief executive officer, as general manager of this company.  In addition, China Bull Holdings, Inc. entered into a management agreement with China Bull Management, Inc. to manage all aspects of the operations of China Bull Holdings, Inc.  Mr. Chien is a principal shareholder of China Bull Management, Inc. On February 17, 2012 we distributed the assets of China Bull Holding, Inc. to Mr. Chien in exchange for his assumption of all of the liabilities and obligations of China Bull Holding, Inc. There was no gain or loss for this exchange.

On December 31, 2010, we acquired China Education as discussed further below.  China Education was formed on November 23, 2010 under the laws of the British Virgin Islands and was owned by Invictus Advisory Associates, Inc. (“Invictus”), a Florida corporation (69.4%) and Shaoxing Red Green Blue Trading Co., Ltd. (“RGB Trading”), a PRC limited liability company (30.6%) prior to our acquisition. On November 25, 2010, China Education acquired 100% of the equity interest in Hangzhou Education, a PRC limited liability company, from its shareholders, Jinjin Ye and Ruifeng Chen, for RMB 1,000,000 (approximately $151,000). Hangzhou Education was established as a wholly foreign-owned enterprise under the laws of the PRC in November 2010.

On December 31, 2010, we issued 36,851,735 shares of our common stock in connection with our acquisition of China Education.  Of the 36,851,735 shares we issued, 25,000,000 shares were issued to Invictus and were charged to expense as a transaction fee, and 11,851,735 shares were issued to China Direct Investments, Inc. (“China Direct”) for services provided in connection with our acquisition of China Education.  The fair value of our common stock as of December 31, 2010, the date we acquired China Education, was $0.42, resulting in stock-based service expense of $15.5 million.

Due to PRC regulatory restrictions on foreign investments in education for students in grades one to 12, we conducted our business in the PRC through contractual arrangements among China Education, Hangzhou Education, the schools that we controlled, and the respective school’s owners. We refer to these contracts as the “School Control Agreements” which are summarized below. The Schools were treated as variable interest entities, or VIE’s, in which we do not have direct or controlling equity interest but whose historical financial results have been consolidated in our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP).

Hangzhou Education and the Schools are the principal operating entities for our business operations within the PRC. Their functional currency is the Chinese Renminbi.

On December 31, 2010, May 31, 2011 and August 2, 2011, China Education and Hangzhou Education entered into a series of contractual arrangements, or School Control Agreements, with three schools and educational organizations (the “Schools”) that permitted the Company to manage and operate and enabled us to:

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

Shaoxing High School.  On December 31, 2010, we entered into an Exclusive Cooperation Agreement, Share Pledge Agreement, Power of Attorney and Option Agreement with Shaoxing High School and its shareholders which permit us to operate the Shaoxing High School, receive economic benefits of its operations and the right to purchase all of its equity interests from its shareholders. We issued 12,000,000 shares of our unregistered common stock valued at $5,040,000 to RGB Trading, the shareholder of Shaoxing High School as consideration for entering into these agreements.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company and RGB Trading, the shareholders and management of Shaoxing High School, have had on-going disagreements with respect to the operations of Shaoxing High School. The disagreements commenced during the quarter and nine months ended September 30, 2012. In November 2012 the Company’s management reached a decision that their disagreements with shareholders and management of Shaoxing High School were such that any future operating cooperation between them was not possible. Accordingly the Company reached the decision to deconsolidate the operations of Shaoxing High School from the Company effective July 1, 2012. The decision to deconsolidate is being accounted for as a forfeiture of the Company’s investment in Shaoxing High School and will be presented as if it were a discontinued operation (See Note 3). The Company maintains that the aforementioned agreements with the shareholders of Shaoxing High School give them operational and financial control of the Shaoxing High School.  However due to the financial, time and effort, resources required to defend these agreements, the Company has determined that pursuit of operational and financial control of Shaoxing High School is not possible. The Company’s management decision to deconsolidate Shaoxing High School is not a relinquishment of their claim of operational and financial control of the School based on the School Control Agreement. Concurrent with the Company’s deconsolidation of Shaoxing High School, management has determined that any obligation that may arise from Shaoxing High School, that existed prior, or subsequent, to their decision to deconsolidate, is not an obligation of the Company. With respect to the 12,000,000 shares of the Company’s common stock issued to RGB Trading upon having entered into the aforementioned agreements, the Company is currently analyzing procedures to recover such shares.

Pingtan Lanhua School.  On May 31, 2011, we entered into an Exclusive Cooperation Agreement, Share Pledge Agreement, Power of Attorney and Option Agreement with Pingtan Lanhua School and its shareholders which permit us to operate the Pingtan Lanhua School, receive economic benefits of its operations and the right to purchase all of its equity interests from its shareholders. These agreements are collectively referred to as the Pingtan Lanhua School Agreements.

As consideration for entering into the Pingtan Lanhua School Agreements, we issued Crown Union, a British Virgin Island company (“ a total of 9,000,000 shares of our unregistered common stock (the “Pingtan Lanhua Acquisition Shares”) valued at $2,880,000.  Crown Union entered into an option agreement with the Pingtan Lanhua School shareholders which permits them to acquire shares of the Company’s common stock as follows: (i) 5,000,000 shares upon entering into the Pingtan Lanhua School Agreements, which condition was met on May 31, 2011; (ii) 2,500,000 shares upon Pingtan Lanhua achieving not less than $2,000,000 in gross revenues, as determined under U.S. GAAP for any consecutive 12 months during the period from July 1, 2011 through June 30, 2013; and (iii) 1,500,000 shares upon Pingtan Lanhua achieving not less than $1,000,000 in pre-tax profits, as determined under U.S. GAAP for any consecutive 12 months during the period from July 1, 2011 through June 30, 2013. The number of Pingtan Lanhua Acquisition Shares the Pingtan Lanhua shareholders may purchase from Crown Union shall be reduced and returned to us for cancellation by 1 share for each $1.00 that the net income of the Pingtan Lanhua School during any 12 month consecutive period from July 1, 2011 through June 30, 2013 as computed in accordance with U.S. GAAP is less than $1,000,000. .

In February 2013, the Company’s management reached a decision to deconsolidate the operations of Pingtan Lanhua School from the Company effective July 1, 2012.  The Company’s decision to deconsolidate the Pingtan Langua School was due to its inability to provide effective operational control over the school and due to lack of working capital to enforce the School Control Agreement, and accordingly, any future operating cooperation between them was not feasible. The decision to deconsolidate is being accounted for as a forfeiture of the Company’s investment in Pingtan Lanhua School and will be presented as if it were a discontinued operation (See Note 3). The Company maintains that the aforementioned agreements with the shareholders of Pingtan Lanhua School give them operational and financial control of the Pingtan Lanhua School. However due to the financial, time and effort, resources required to defend these agreements, the Company has determined that pursuit of operational and financial control of Pingtan Lanhua School is not possible. The Company’s management decision to deconsolidate Pingtan Lanhua School is not a relinquishment of their claim of operational and financial control of the School based on the School Control Agreement. Concurrent with the Company’s deconsolidation of Pingtan Lanhua School, management has determined that any obligation that may arise from Pingtan Lanhua School, that existed prior, or subsequent, to their decision to deconsolidate, is not an obligation of the Company. With respect to the 5,000,000 shares of the Company’s common stock issued to Crown Union upon having entered into the aforementioned agreements, the Company is currently analyzing procedures to recover such shares.

Hefei Meihua School.  On August 2, 2011, we entered into an Exclusive Cooperation Agreement, Share Pledge Agreement, Power of Attorney and Option Agreement with Hefei Meihua School and its shareholders which permit us to operate the Heifei Meihua School, receive economic benefits of its operations and the right to purchase all of its equity interests from its shareholders.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As consideration for entering into the Hefei Meihua School Agreements, we issued Crown Union a total of 7,500,000 shares of our unregistered common stock (the “Hefei Meihua Acquisition Shares”) valued at $3,750,000.  Crown Union entered into a five year option agreement with the Hefei Meihua School shareholders which permits them to acquire shares of the Company’s common stock as follows: (i) 5,000,000 shares upon entering into the Hefei Meihua School Agreements, which condition was met on May 31, 2011; (ii) 1,500,000 shares upon Hefei Meihua achieving not less than $2,000,000 in gross revenues, as determined under U.S. GAAP for any consecutive 12 months during the period from July 1, 2011 through June 30, 2013; and (iii) 1,000,000 shares upon Hefei Meihua achieving not less than $1,000,000 in pre-tax profits, as determined under U.S. GAAP for any consecutive 12 months during the period from July 1, 2011 through June 30, 2013. The number of Hefei Meihua Acquisition Shares the Hefei Meihua shareholders may purchase from Crown Union shall be reduced and returned to us for cancellation by 1 share for each $1.00 that the net income of the Heifei School during any 12 month consecutive period from July 1, 2011 through June 30, 2013 as computed in accordance with U.S. GAAP is less than $1,000,000. As of March 31, 2012, we determined to sell the Meihua Exclusive Cooperation and associated agreements to a school we are currently managing, or a school with who we are in discussion to manage.

In February 2013, the Company’s management reached a decision to deconsolidate the operations of Hefei Meihua School from the Company effective July 1, 2012. The Company’s decision to deconsolidate the Hefei Meihua School was due to its inability to provide effective operational control over the school and due to lack of working capital to enforce the School Control Agreement, and accordingly, any future operating cooperation between them was not feasible. The decision to deconsolidate is being accounted for as a forfeiture of the Company’s investment in Hefei Meihua School and will be presented as if it were a discontinued operation (See Note 3). The Company maintains that the aforementioned agreements with the shareholders of Hefei Meihua School give them operational and financial control of the Hefei Meihua School. However due to the financial, time and effort, resources required to defend these agreements, the Company has determined that pursuit of operational and financial control of Hefei Meihua School is not possible. The Company’s management decision to deconsolidate Hefei Meihua School is not a relinquishment of their claim of operational and financial control of the School based on the School Control Agreement. Concurrent with the Company’s deconsolidation of Hefei Meihua School, management has determined that any obligation that may arise from Hefei Meihua School, that existed prior, or subsequent, to their decision to deconsolidate, is not an obligation of the Company. With respect to the 5,630,000 shares of the Company’s common stock issued to Crown Union upon having entered into the aforementioned agreements, the Company is currently analyzing procedures to recover such shares.

Other Activities

Peng Tuo School. On December 31, 2011, we and Hangzhou Education entered into a series of agreements with Peng Tuo Information Technology Co. Ltd. (“PTIT”), a private education company organized in China, and its shareholders, to operate in China, and its shareholders to operate PTIT and the right to purchase all of its equity interests from its shareholders to become effective on the date when PTIT provides China Education with its financial statements prepared in accordance with U.S. GAAP.  Established in 2011, PTIT provides educational services for schools and students within China, either directly or indirectly.  PTIT projects that it will provide educational services for approximately 4,500 students during 2012. The parties agreed that the PTIT financial statements will be provided to China Education no later than September 30, 2012. However, as of the date the date of this report, the PTIT financial statements have not been received by the Company and it is unlikely that the Company will receive them and we will no longer pursue this acquisition.

On August 19, 2012, the Company and Hangzhou Education entered into a series of School Control Agreements with Shanghai Fuye Education Information Consulting Co., Ltd., a Chinese company “Shanghai Fuye”), and its shareholders which permit us to operate Shanghai Fuyi and the right to purchase all of its equity interests from its shareholders. In connection with these agreements, the Company agreed to issue a total of 11,000,000 shares (the “Fuyi Acquisition Shares”) of its unregistered common stock. The number of Fuye Acquisition Shares was determined based on the projected income of Shanghai Fuyi for the 12 month period commencing on April 1, 2012 which amount is $3,000,000 (the “Income Target”). The number of Fuye Acquisition Shares shall be reduced by 2 1/2 shares for each $1.00 that the Income Target exceeds the actual income for Shanghai Fuyi during any 12 month consecutive period from April 1, 2012 through March 31, 2014 as computed in accordance with US GAAP, and the number of Fuye Acquisition Shares so reduced shall be returned to the Company for cancellation. Established in 2009, Shanghai Fuyi provides education and training programs that include art design, adult education, accounting, human resources, and an 18 month Executive MBA program with emphasis on international business.  Some of these programs are in conjunction with Fudan University, where Shanghai Fuyi has offices.  Shanghai Fuyi has projected more than 2,000 students for enrollment in 2012. In order to close on this acquisition, the company must receive the Shanghai Fuyi financial statements.  As of the date of this report, the financial statements have not been received and due to lack of working capital, it is unlikely that the Company will be able to close on this transaction and we will no longer pursue this acquisition..

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting, and should be read in conjunction with our audited consolidated financial statements, notes thereto and related information contained in our Annual Report on Form 10-K for the year ended December 31, 2011.  The consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented.  Financial results for interim periods are not necessarily indicative of results that should be expected for the full year.  The consolidated financial statements include the accounts of the Company and all of its subsidiaries, including those operating outside the United States of America, as of their respective dates of acquisition. In addition, Shaoxing High School, Pingtan Lanhua School and Hefei Meihua School have been consolidated as variable interest entities, effective as of December 31, 2010, May 31, 2011 and August 2, 2011, respectively, in accordance with Financial Accounting Standards Board (?癋ASB”) Accounting Standards Codification (“ASC”) Topic 810-10.  All intercompany account balances and transactions have been eliminated in consolidation. Effective on July 1, 2012, the Schools are presented in the accompanying consolidated financial statements as a discontinued operation.

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $16,202,446 and $1,439,697, respectively, for the nine months ended September 30, 2012 and an accumulated deficit of $601,561 at September 30, 2012 and has no revenues. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassifications

Certain reclassifications have been made to the Company’s consolidated financial statements for prior periods to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
Included in such reclassification is the presentation of the Schools as discontinued operations as of December 31, 2011 and September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the fair value of our common stock issued in exchange for services, the estimated useful lives of property and equipment and estimates used in determining the fair value of assets and liabilities acquired in business combinations.  Actual results could differ from those estimates.

Fair value of financial instruments

We adopted the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, due from/ (to) related parties, prepaid expenses and other current assets, prepaid expenses and other current assets, accounts payable and accrued expenses, loans payable – related parties, and taxes payable approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ASC Topic 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash.  We deposit our cash with high credit quality financial institutions in the United States and the PRC.  At September 30, 2012, we had deposits of $6,356 in banks in the PRC.  In the PRC, there is no equivalent of federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured.  We have not experienced any losses in such bank accounts through September 30, 2012.

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the nine months ended September 30, 2012, the Company recorded a $2,350,634 impairment loss related to its intangible assets. The Company did not record any impairment charges during the nine months ended September 30, 2011.

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

Revenue Recognition

We follow the guidance of ASC 605, “Revenue Recognition”.  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee to the student is fixed or determinable, and collectability is reasonably assured.    Revenue is reported net of refunds.  The primary sources of our revenues of the Company’s discontinued operations were tuition and dormitory fees.

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

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income Taxes

We are governed by the Income Tax Law of the PRC and the U.S. Internal Revenue Code of 1986, as amended.  We account for income taxes under ASC Section 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

Non-controlling Interest

Non-controlling interests in our subsidiaries are recorded as a component of our equity, separate from the parent’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Basic and Diluted Loss per Share

Pursuant to ASC Subtopic 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potentially dilutive common shares consist of common stock issuable for stock subscriptions paid, warrants, and shares issuable pursuant to performance targets. These common stock equivalents may be dilutive in the future. All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30,	December 31,
	2012	2011
Warrants	6,000,000	6,000,000
Common shares issuable pursuant to acquisitions performance targets	-	6,500,000
Total	6,000,000	12,500,000

 Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the RMB.  For the subsidiaries and affiliates, whose functional currencies are the RMB, in accordance with ASC Section 830-20-35, the financial statements have been translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses.  Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Loss.

Forward Stock Split

On May 8, 2012, the Company filed a Certificate of Change with the State of Nevada to effect a forward stock split of its outstanding and authorized shares of common stock at a ratio of 2.5 for 1. All share and per share information has been retroactively adjusted to reflect the forward split.

Recently Issued Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such proposed standards would be material to its consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATION

As previously discussed in Note 1, on December 31, 2010, we entered into an Exclusive Cooperation Agreement, Share Pledge Agreement, Power of Attorney and Option Agreement with Shaoxing High School and its shareholders which permitted us to operate the Shaoxing High School, receive economic benefits of its operations and the right to purchase all of its equity interests from its shareholders. We issued 12,000,000 shares of our unregistered common stock valued at $5,040,000 to RGB Trading, the shareholder of Shaoxing High School as consideration for entering into these agreements. The Company and RGB Trading, the shareholders and management of Shaoxing High School, have had on-going disagreements with respect to the operations of Shaoxing High School. The disagreements commenced during the quarter and nine months ended September 30, 2012. In November 2012, the Company’s management reached a decision that their disagreements with shareholders and management of Shaoxing High School were such that any future operating cooperation between them was not possible. Accordingly the Company reached the decision to deconsolidate the operations of Shaoxing High School from the Company effective July 1, 2012. The decision to deconsolidate is being accounted for as a forfeiture of the Company’s investment in Shaoxing High School and will be presented as if it were a discontinued operation. The Company maintains that the aforementioned agreements with the shareholders of Shaoxing High School give them operational and financial control of the Shaoxing High School. The Company’s management believes that these agreements are legal and enforceable in the PRC, however due to the financial reasons, time and effort, resources required to defend these agreements, the Company has determined that pursuit of operational and financial control of Shaoxing High School is not possible. The Company’s management decision to deconsolidate Shaoxing High School is not a relinquishment of their claim of operational and financial control of the Shaoxing High School based on the aforementioned agreement. Concurrent with the Company’ s deconsolidation of Shaoxing High School, management has determined that any obligation that may arise from Shaoxing High School, that existed prior, or subsequent, to their decision to deconsolidate, is not an obligation of the Company. With respect to the 12,000,000 shares of the Company’s common stock issued to RGB Trading upon having entered into the aforementioned agreements, the Company is currently analyzing procedures to recover such shares.

As previously discussed in Note 1, on May 30, 2011, we entered into School Control Agreements with Pingtan Lanhua School and its shareholders which permitted us to operate the Pingtan Lanhua School, receive economic benefits of its operation and the right to purchase all of its equity interests from their shareholders. We agreed to issue 9,000,000 shares of our unregistered common stock valued at $2,880,000 to the shareholder of Pingtan Lanhua School as consideration for entering into these agreements. In connection with this transaction, we issued 5,000,000 shares of our common stock, valued at $1.6 million, to Crown Union, which then entered into an option agreement with the Pingtan Lanhua Founders, in accordance with the terms of the Option Agreement. The Pingtan Lanhua Founders have the opportunity to receive an additional 4,000,000 shares of our common stock, valued at $1.28 million if Pingtan Lanhua School meets certain revenue and earnings targets during the two year period ending June 30, 2013.

As previously discussed in Note 1, in February 2013, the Company’s management reached a decision to deconsolidate the operations of Pingtan Lanhua School from the Company effective July 1, 2012. The Company’s decision to deconsolidate the Pingtan Langua School was due to its inability to provide effective operational control over the school and due to lack of working capital to enforce the School Control Agreement, and accordingly, any future operating cooperation between them was not feasible. The decision to deconsolidate is being accounted for as a forfeiture of the Company’s investment in Pingtan Lanhua School and will be presented as if it were a discontinued operation. The Company maintains that the aforementioned agreements with the shareholders of Pingtan Lanhua School give them operational and financial control of the Pingtan Lanhua School. However due to the financial reasons, time and effort, resources required to defend these agreements, the Company has determined that pursuit of operational and financial control of Pingtan Lanhua School is not possible. The Company’s

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

management decision to deconsolidate Pingtan Lanhua School is not a relinquishment of their claim of operational and financial control of the School based on the School Control Agreement. Concurrent with the Company’s deconsolidation of Pingtan Lanhua School, management has determined that any obligation that may arise from Pingtan Lanhua School, that existed prior, or subsequent, to their decision to deconsolidate, is not an obligation of the Company. With respect to the 5,000,000 shares of the Company’s common stock issued to Crown Union upon having entered into the aforementioned agreements, the Company is currently analyzing procedures to recover such shares.

On August 2, 2011 we acquired effective control of Hefei Meihua School through the School Control Agreements. In connection with this transaction, we issued 5,000,000 shares of our common stock, valued at $2,500,000, to Crown Union, which then entered into an option agreement with the Hefei Meihua Founders, in accordance with the terms of the Option Agreement. The Hefei Meihua Founders have the opportunity to receive an additional 2,500,000 shares of our common stock, valued at $1.25 million if Hefei Meihua School meets certain revenue and earnings targets during the two year period ending August 1, 2013.  In 2012, we issued an additional 630,000 shares of common stock to Crown Union in connection with this acquisition. As previously discussed in Note 1, in February 2013, the Company’s management reached a decision to deconsolidate the operations of Hefei Meihua School from the Company effective July 1, 2012. The Company’s decision to deconsolidate Hefei Meihua School was due to its inability to provide effective operational control over the school and due to lack of working capital to enforce the School Control Agreement, and accordingly, any future operating cooperation between them was not feasible. The decision to deconsolidate is being accounted for as a forfeiture of the Company’s investment in Hefei Meihua School and will be presented as if it were a discontinued operation. The Company maintains that the aforementioned agreements with the shareholders of Hefei Meihua School give them operational and financial control of the Hefei Meihua School. However due to the financial, time and effort, resources required to defend these agreements, the Company has determined that pursuit of operational and financial control of Hefei Meihua School is not possible. The Company’s management decision to deconsolidate Hefei Meihua School is not a relinquishment of their claim of operational and financial control of the School based on the School Control Agreement. Concurrent with the Company’s deconsolidation of Hefei Meihua School, management has determined that any obligation that may arise from Hefei Meihua School, that existed prior, or subsequent, to their decision to deconsolidate, is not an obligation of the Company. With respect to the 5,630,000 shares of the Company’s common stock issued to Crown Union upon having entered into the aforementioned agreements, the Company is currently analyzing procedures to recover such shares.

On the accompanying consolidated financials statements, as of September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011, the Company accounted for Shaoxing High School, Lanhua School and Heifei Meihua School as discontinued operations.

The remaining assets and liabilities of discontinued operations are presented in the balance sheets under the caption “Assets and Liabilities of Discontinued Operation" and relates to the discontinued operations of the Schools.  The carrying amounts of the major classes of these assets and liabilities are summarized as follows:

	September 30, 2012	December 31, 2011
Assets:
Prepaid expense-related parties	$-	$5,667,238
Prepaid expense and other current assets	-	245,152
Due from related party	-	390,263
Restricted cash	-	205,348
Goodwill	-	5,086,723
Intangibles	-	1,599,585
Property and equipment, net	-	1,634,242
Total assets for discontinued operation	$-	$14,828,551

Liabilities:
Accounts payables and accrued expenses	-	871,051
Taxes payable	-	147,279
Deferred revenue	-	1,550,367
Due to related parties	-	136,958
Current liabilities of discontinued operations	-	2,705,655
Deferred revenue – long-term	-	1,002,049
Liabilities of discontinued operations	$-	$3,707,704

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth for the three and nine months ended September 30, 2012 and 2011 indicated selected financial data of the Company’s discontinued operations of the Schools.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$642,832	$2,296,354	$4,807,084	$4,228,715
Cost of sales	776,277	2,172,621	4,072,184	3,071,549
Gross profit	(133,445)	165,235	734,900	1,157,166
Operating and other non-operating expenses	(682,444)	(606,759)	(1,455,541)	(1,051,225)
Income from discontinued operations	(815,889)	(441,524)	(720,641)	105,941
Loss from abandonment of discontinued operation	(11,768,686)	-	(11,768,686)	-
Loss from discontinued operation	$(12,584,575)	$(441,524)	$(12,489,327)	$105,941

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

In connection with the acquisition of Hangzhou Education on December 31, 2010, we recognized goodwill in the amount of $479.

We account for goodwill and other intangible assets in accordance with the provision of FASB ASC 350 “Intangibles – Goodwill and Other.” We conduct impairment testing on goodwill at least annually, or sooner when indications of impairment exist.

Intangible Assets

On October 14, 2011, we entered into an Assignment Agreement with Frontera Associates, Inc. (“Frontera”) pursuant to which Frontera transferred us a License Agreement dated September 1, 2010 between Frontera and American Education Center, Inc. Under the terms of the License Agreement, we will have the use of the name American Education Center, its systems, brochures, literature, manuals, know how, logos, contacts and arrangements with schools and colleges across the U. S., China and elsewhere. In consideration for the assignment, we issued Frontera 2,500,000 shares of our common stock at the valued of $0.30 per share and a three-year warrant exercisable at $0.40 per share for 6,000,000 shares which we valued at $1,688,020 by using the Black Scholes option pricing model. We recognized the License Agreement as an intangible asset with a total value of $2,428,020. The license term is for thirty (30) years and may be terminated by American Education Center only in the event of failure by Frontera (or any assignee) who fails to comply with the terms of the agreement, including a license fee of 2% of net revenues associated with the licensed property, or in the event of insolvency or bankruptcy of Frontera or any assignee. Pursuant to ASC 350-3-25, the Company recognized an intangible asset related to this License Agreement and will amortize it over 30 years. The Company performed an impairment analysis of it long-term assets and on September 30, 2012, due to a lack of working capital to implement its business plan, the Company decided to impair the value of its license agreement and for the three and nine months ended September 30, 2012, the Company recorded an impairment loss of $2,350,634.

The balance related to the Company’s intangibles is as follows:

	September 30, 2012	December 31, 2011
	(unaudited)
License agreement	$-	$2,428,020

Less: Accumulated amortization	-	(17,295)
	$-	$2,410,725

Amortization expense for the nine months ended September 30, 2012 and 2011 was $60,091 and $0, respectively.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	September 30, 2012	December 31, 2011
		(unaudited)
Furniture, fixtures, and equipment	3 Years	$35,250	$-
Less: Accumulated depreciation		(7,346)	-
		$27,904	$-

Depreciation expense of continuing operation for the nine months ended September 30, 2012 and 2011 was $7,346, and $0, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

We have specified the following persons and entities as related parties with balances as of September 30, 2012 and December 31, 2011:

●	"China Direct” refers to China Direct Investments, Inc., a Florida corporation and a substantial stockholder of the Company.
●	RGB Trading, which in addition to being the sole stockholder of Shaoxing High School, is majority owned by Guotong Chen, one of our principal stockholders.
●	"RGB Education” refers to Zhejiang Red Green Blue Education Group, Ltd., a limited liability company established under the laws of the PRC which is majority owned by Guotong Chen.
●	Jinjin Ye, is a former stockholder of Hangzhou Technology. Jinjin Ye currently holds the position of Chief Financial Officer of Hanghzou Technology.
●	"Anhui Luhai” refers to Anhui Luhai Business School, which is majority owned by Xiaoyun Chen, a principal shareholder of Meihua School.
●	"Hengyuan Athletic” refers to Hengyuan Athletic School, which is majority owned by Xiaoyuan Chen.

Loan payable-related parties

On February 22, 2011, we borrowed $150,000 from China Direct under the terms of an unsecured promissory note.  The proceeds were used for working capital purposes.  The promissory note accrues interest at an annual rate of 6%.  The principal and accrued interest was due on February 21, 2012. During the third quarter of 2012, we borrowed an aggregate of $16,000 under the terms of unsecured promissory notes from China Direct. Under the terms of the promissory notes, the loans shall accrue interest  at an annual rate of 6% and the principal and accrued interest is due on different dates in 2013. At September 30, 2012, including accrued interest of $14,538 we had a loan payable-related party of $180,538. These promissory notes are due on demand.

Due from related parties

        At December 31, 2011, we have $390,263 due from Anhui Luhai , a principal shareholder of Hefei Meihua School. This amount bears no interest, was due on demand and was unsecured. This amount was repaid during the nine months ended September 30, 2012.

Due to related parties

Due to related parties of $134,432 at September 30, 2012 was as follows:

●	Loan of $134,317 from Jinjin Ye for working capital purpose.

●	$115 due to China Direct for expenses China Direct paid on our behalf.

Due to related parties of $16,359 at December 31, 2011 was as follows:

●	$16,245 due to Jinjin Ye and Ruifeng Chen for the outstanding balance of consideration for the 100% equity interests in Hangzhou Education, which we acquired in November 2010.

●	$114 due to China Direct for expense China Direct paid on our behalf.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – SHAREHOLDERS’ EQUITY

Common Stock

On May 8, 2012, the Company filed a Certificate of Change (the “Certificate”) with the State of Nevada to effect a forward stock split of its outstanding and authorized shares of common stock at a ratio of 2.5 for 1 (the “Stock Split”). The Stock Split was approved by the board of directors of the Company. As a result of the Stock Split, the Company’s authorized shares were increased from 75,000,000 to 187,500,000 shares of common stock. Upon the effectiveness of the Stock Split, our issued and outstanding shares of common stock will be increased from 29,259,194 to 73,147,985 shares of common stock, all with a par value of $0.001. Fractional shares resulting from the Stock Split were rounded up to the next whole number. The record date of the Stock Split was May 7, 2012 and the effective date of the Stock Split was May 14, 2012.

On July 2, 2012, we issued 24,000 shares to Judith Denton, our board of director and 576,000 to Joel Mason, our previous Chief Executive Officer for a total value of $330,000. We also issued 720,000 shares with a valued of $396,000 to our attorney and 24,000 shares with a value of $13,200 to a consultant for the services rendered. The Company valued these common shares at the fair value of $0.55 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $330,000 and professional fees of $409,200.

On July 27, 2012, we entered into a joint marketing agreement with RedChip Companies, Inc. (“RedChip”) for investor relations program. The term of the agreement is twelve months from the date of this agreement.  We agreed to issue 100,000 shares of restricted stock which has value of $116,000 to RedChip in exchange for the services it provides. On September 20, 2012, we issued 100,000 shares to RedChip according to the term of this agreement.

In connection with Hefei Meihua School’s acquisition on August 2, 2011, Hefei Meihua Founders have the opportunity to receive an additional 2,500,000 shares of our common stock, valued at $1.25 million if Hefei Meihua School meets certain revenue and earnings targets during the two year period ending August 1, 2013. On June 5, 2012, we issued 630,000 shares of our common stock to Hefei Meihua School which was recorded as additional paid in capital. The balance of 1,870,000 shares will not been issued.

On February 15, 2012, we issued 352,500 shares valued at $0.10 per share to Invictus in exchange for furniture and equipment with a fair value of $35,249. The shares were valued at the fair market value on the date of grant.

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

Additional Paid- in Capital

In connection with Pingtan Lanhua School’s acquisition on May 31, 2011, Pingtan Lanhua Founders have the opportunity to receive an additional 4,000,000 shares of our common stock, valued at $1.28 million if Pingtan Lanhua School meets certain revenue and earnings targets during the two year period ending June 30, 2013. Pursuant to ASC 480-10, we determined that the contingent shares did not meet the definition of a liability. Additionally, we considered the guidance in ASC 815-10-15 to determine whether the arrangement met the definition of a derivative instrument (and related disclosure requirements) and to determine whether the arrangement would be classified in equity pursuant to ASC 815. Pursuant to the analysis, the Company treated the contingent consideration as equity. These shares have not been issued and we recorded the fair value of the contingent consideration as additional paid in capital.

CHINA EDUCATION INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Common Stock Warrant

Stock warrant activity for the nine months ended September 30, 2012 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	6,000,000	$0.40
Granted	-	-
Exercised	-	-
Expired	-	-
Balance at September 30, 2012	6,000,000	$0.40

NOTE 8 – SUBSEQUENT EVENTS

On November 19, 2012, the Company entered into convertible promissory note agreements with two third party companies (the “Holders”) for an aggregate amount of $86,000. These convertible notes are unsecured, bear interest at 8.0% per annum and are payable on demand. Interest shall be calculated on the basis of a 360-day year and the actual number of days elapsed. The Holders shall have the right, exercisable at any time from and after the date of issuance of these convertible promissory notes until the respective note is fully paid, to convert the entire outstanding and unpaid principal of these promissory notes, in whole or in part, upon delivery of a notice of conversion into the Company's common stock at the conversion price which shall be the lesser of 50% of the average of the five lowest closing prices for the Company’s stock during the previous 20 trading days or .08 cents per share, subject to adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Company’s common stock. If at any time the convertible promissory notes are outstanding the Company shall offer, issue or agree to issue any common stock or securities convertible into or exercisable for shares of common stock (or modify any of the foregoing which may be outstanding) to any person or entity at a price per share or conversion or exercise price per share which shall be less than the then applicable conversion price in respect of the Shares, without the consent of the Holders of these convertible promissory notes, except with respect to Excepted Issuances , then the Company shall issue, for each such occasion, additional shares of Common Stock to each Holder so that the average per share purchase price of the shares of Common Stock issued to the Holder (of only the Conversion Shares still owned by the Holder) is equal to such other lower price per share and the conversion price shall automatically be reduced to such other lower price per share. For the purposes hereof, "Excepted Issuances" means any offer, issuance or agreement to issue any common stock or securities convertible into or exercisable for shares of common s tock (or modify any of the foregoing which may be outstanding) in connection with (i) full or partial consideration in connection with a strategic merger, consolidation or purchase of substantially all of the securities or assets of corporation or other entity, (ii) the Company’s issuance of securities in connection with strategic license agreements and other partnering arrangements so long as such issuances are not for the purpose of raising capital, (iii) the Company’s issuance of Common Stock or the issuance or grants of options to purchase common stock pursuant to the Company’s stock option plans and employee stock purchase plans, (iv) the conversion of any of the convertible promissory notes, (v) the payment of any interest on the promissory notes, and (vi) as has been described in reports filed with the Commission or delivered to the Holder prior to the issuance of these promissory notes.

In accordance with the FASB authoritative guidance, the conversion feature of the convertible debt was separated from the host contract and recognized as a derivative instrument. The conversion feature of the debt has been characterized as a derivative liability to be re-measured at the end of every reporting period with the change in value reported in the consolidated statement of operations.

On January 7, 2013, the Company entered into convertible promissory note agreement with China Direct, a related party, for $17,900. This convertible notes is unsecured, bear interest at 6.0% per annum and the principal and any unpaid interest is payable in full no later than the earlier of (the “Maturity Date”) (i) January 7, 2014 or (ii) completion of an offering of the Company’s securities to raise capital. China Direct shall have the right, exercisable at any time from and after the date of issuance of this convertible promissory note until the note is fully paid, to convert the entire outstanding and unpaid principal of these promissory notes, in whole or in part, upon delivery of a notice of conversion into the Company's common stock at the conversion price which shall be the lesser of 50% of the closing price for the Company’s common stock. This arrangement represents a fixed monetary conversion value of $17,900 based on the variable share quantity to be issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the preceding unaudited consolidated financial statements and related footnotes, and the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Organization and Business Operations and Discontinued Operations

On December 31, 2010, we acquired China Education through a Share Exchange Agreement (the “Share Exchange Agreement”) among us, Andrew Chien, China Education and its stockholders who owned 100% of the outstanding shares of China Education (the “China Education Shareholders”).  China Education was formed on November 23, 2010 under the laws of the British Virgin Islands and was owned by Invictus Advisory Associates, Inc. (“Invictus”), a Florida corporation (69.4%) and Shaoxing Red Green Blue Trading Co., Ltd. (“RGB Trading”), a PRC limited liability company (30.6%). On November 25, 2010, China Education acquired 100% of the equity interest in Hangzhou Education from its shareholders Jinjin Ye and Ruifeng Chen for RMB 1,000,000 (approximately $151,000).

Under the Share Exchange Agreement, we exchanged 37,000,000 shares of our common stock representing 92.1% of our then outstanding common stock for 100% of the issued and outstanding common stock of China Education (the “Share Exchange”). As a result of the consummation of the Share Exchange, China Education became a wholly-owned subsidiary of the Company.  In connection with the acquisition of China Education, we entered into a Consulting Agreement dated December 31, 2010 with China Direct for services provided to us in connection with this acquisition.  We issued China Direct 11,851,735 shares of our common stock as compensation for these services. In addition, on December 31, 2010, Invictus entered into a consulting and management agreement on our behalf with China Direct whereby China Direct agreed to perform certain consulting and business advisory services for us, including advising us on financing matters, assistance with acquisitions, and coordination of SEC filings. The term of the agreement was for one year, beginning January 1, 2011.  As compensation for China Direct’s services under this agreement, Invictus transferred 500,000 shares of our common stock previously received in the Share Exchange to China Direct. In accordance with the terms of this agreement, Invictus also transferred an additional 1,000,000 shares of our common stock to China Direct as a bonus for China Direct’s work in connection with our acquisition of China Education. We reimbursed Invictus for this transfer by issuing to them an additional 1,500,000 shares of our common stock in November 2011. The agreement was terminated on December 31, 2011.

Hangzhou Education, our subsidiary in the PRC, was established as a private limited liability company under the laws of the PRC in November 2010.  Due to PRC regulatory restrictions on foreign investments in education for students in grades one through 12, we conduct our business in the PRC through contractual arrangements between China Education, Hangzhou Education, and the Schools located in the PRC. These agreements provided us with substantial ability to control the Schools. We obtained an option to purchase all of the equity interests of the Schools from their owners.

Due to Chinese regulatory restrictions on foreign investments in Chinese companies, we conducted our business in China through contractual arrangements which make up the School Control Agreements among China Education, Hangzhou Education, and the Schools. The Schools are treated as a variable interest entity in which China Education does have direct or controlling equity interest and whose historical financial results will be consolidated in our financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

As discussed below and elsewhere herein, our management reached a decision to deconsolidate the operations of the  Schools, Although a decision was reached to deconsolidate the Schools,, management intends to seek out additional education related opportunities domestically and internationally outside of the PRC where we believe we will have more success and we are currently seeking acquisitions and financing opportunities.

Due to lack of investor confidence in the PRC market, we have had difficulties in obtaining financing for our China-related entities and accordingly, we do not have sufficient working capital to expand our current business plan or to complete certain development projects in the PRC market. Accordingly,

•
We have postponed the development of all PRC related programs, program materials and promotional materials being developed for American Education Center. Additionally, we have postponed our American Education Center 3-day conference that was being scheduled. Currently, we cannot be certain as to when or if we will be able to complete these programs.

•
The release of our “Super-ESL” program has been postponed because we do not have working capital to purchase the needed hardware and develop the necessary software required to complete and offer Super-ESL to the academic and/or consumer marketplace. Currently, we cannot be certain as to when or if we will be able to complete this program.

•	We have dissolved our advisory board until we are able to raise working capital.
•	We have delayed other programs due to lack of working capital.

Discontinued Operations

Shaoxing High School.   As discussed elsewhere herein, the Company and RGB Trading, the shareholders and management of Shaoxing High School, have had on-going disagreements with respect to the operations of Shaoxing High School. The disagreements commenced during the quarter and nine months ended September 30, 2012. In November 2012 the Company’s management reached a decision that their disagreements with shareholders and management of Shaoxing High School were such that any future operating cooperation between them was not possible, accordingly the Company reached the decision to deconsolidate the operations of Shaoxing High School from the Company effective July 1, 2012 The decision to deconsolidate is being accounted for as a forfeiture of the Company’s investment in Shaoxing High School and will be presented as if it were a discontinued operation. We maintain that the aforementioned agreements with the shareholders of Shaoxing High School give them operational and financial control of the Shaoxing High School. Our management believes that these agreements are legal and enforceable in the PRC, however due to the financial, time and effort, resources required to defend these agreements the Company has determined that pursuit of operational and financial control of Shaoxing High School is not possible. Our decision to deconsolidate Shaoxing High School is not a relinquishment of our claim of operational and financial control of the school based on the aforementioned agreement. Concurrent with our deconsolidation of Shaoxing High School, management has determined that any obligation that may arise from Shaoxing High School, that existed prior, or subsequent, to their decision to deconsolidate, is not an obligation of the Company. With respect to the 12,000,000 shares of the Company’s common stock issued to RGB Trading upon having entered into the aforementioned agreements, we are currently analyzing procedures to recover such shares.

Pingtan Lanhua School. As discussed elsewhere herein, in February 2013, our management reached a decision to deconsolidate the operations of Pingtan Lanhua School from the Company effective July 1, 2012.  Our decision to deconsolidate the Pingtan Langua School was due to our inability to provide effective operational control over the school and due to lack of working capital to enforce the School Control Agreement, and accordingly, any future operating cooperation between them was not feasible. The decision to deconsolidate is being accounted for as a forfeiture of our investment in Pingtan Lanhua School and will be presented as if it were a discontinued operation. We maintain that the aforementioned agreements with the shareholders of Pingtan Lanhua School give us operational and financial control of the Pingtan Lanhua School. However due to the financial, time and effort, resources required to defend these agreements, we have determined that pursuit of operational and financial control of Pingtan Lanhua School is not possible. Our management decision to deconsolidate Pingtan Lanhua School is not a relinquishment of our claim of operational and financial control of the School based on the School Control Agreement. Concurrent with the deconsolidation of Pingtan Lanhua School, management has determined that any obligation that may arise from Pingtan Lanhua School, that existed prior, or subsequent, to their decision to deconsolidate, is not an obligation of the Company. With respect to the 5,000,000 shares of the Company’s common stock issued to Crown Union upon having entered into the aforementioned agreements, we are currently analyzing procedures to recover such shares.

Hefei Meihua School.  As discussed elsewhere herein, in February 2013, our management reached a decision to deconsolidate the operations of Hefei Meihua School from the Company effective July 1, 2012. Our decision to deconsolidate the Hefei Meihua School was due to its inability to provide effective operational control over the school and due to lack of working capital to enforce the School Control Agreement, and accordingly, any future operating cooperation between them was not feasible. The decision to deconsolidate is being accounted for as a forfeiture of our investment in Hefei Meihua School and will be presented as if it were a discontinued operation. We maintain that the aforementioned agreements with the shareholders of Hefei Meihua School give us operational and financial control of the Hefei Meihua School. However due to the financial, time and effort, resources required to defend these agreements, we have determined that pursuit of operational and financial control of Hefei Meihua School is not possible. Our decision to deconsolidate Hefei Meihua School is not a relinquishment of our claim of operational and financial control of the School based on the School Control Agreement. Concurrent with the deconsolidation of Hefei Meihua School, management has determined that any obligation that may arise from Hefei Meihua School, that existed prior, or subsequent, to their decision to deconsolidate, is not an obligation of the Company. With respect to the 5,630,000 shares of the Company’s common stock issued to Crown Union upon having entered into the aforementioned agreements, we are currently analyzing procedures to recover such shares.

RESULTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2012 as compared to the same period in 2011.

The following discussion of results of operations shows the results of our operating entities, China Education International, Inc. China Education, and Hangzhou Education, as a continuing operation, and the operations of the Schools as discontinued operations,

Net Revenues

        During the three and nine months ended September 30, 2012 and 2011, we did not recognize any revenues from our operating entities.

Total Operating Expenses

For the three months ended September 30, 2012, operating expenses increased by $3,254,083 as compared to the comparable period in 2011. For the nine months ended September 30, 2012, operating expenses increased by $1,707,518 or 14.6% as compared to the comparable period in 2011. For the three and nine months ended September 30, 2012 and 2011, operating expenses consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Selling expenses	$-	$-	$43,249	$46,207
Consulting expense-related party	-	-	-	1,800,000
General and administrative	966,061	62,612	1,355,539	152,448
Impairment loss	2,350,634	-	2,350,634	-

	$3,316,695	$62,612	$3,706,173	$1,998,655

For the three and nine months ended September 30, 2012, selling expenses increased (decreased) by $0 and $2,958 as compared to the comparable prior period, respectively.   The change in selling expenses for the three and nine month period ended September 30, 2012 as compared to the comparable period in 2011 was not material.

During the three and nine months ended September 30, 2011, we incurred share-based consulting and management fee paid to China Direct, a related party, in the amount of $0 and $1.8 million, respectively. The fees paid to China Direct included 400,000 shares of our common stock valued at $1.2 million as a non-recurring payment for its work in connection with our December 2010 acquisition of China Education and 200,000 shares of our common stock valued at $0.6 million as payment for consulting and advisory services which China Direct agreed to provide to us during 2011. We did not incur such expense in the 2012 period.

For the three and nine months ended September 30, 2012 and 2011, general administrative expenses increased by $903,449 and $1,203,091, respectively. These increases were primarily due to an increase in compensation and professional fees.  On July 2, 2012, we issued 1,444,000 shares of our common stock for compensation and professional fees with a fair value of $855,200. Accordingly, during the three and nine months ended September 30, 2012, we recorded stock compensation expense of $330,000 and professional fees of $525,200. We expect general and administrative expenses to increase as we expect to incur legal, accounting and other professional fees related to being a public company.

During the three and nine months ended September 30, 2012, we recorded an impairment loss of $2,350,634 related to the impairment of our license agreement with Frontera. We performed an impairment analysis of our long-term assets and on September 30, 2012, due to a lack of working capital to implement our business plan, we decided to impair the value of our license agreement.

Other Expense

For the three and nine months ended September 30, 2012, other expense, consisting of interest expense , increased by $232 and $1,556, as compared to the comparable period in 2011. The increase was primarily due to an increase in borrowings from China Direct, a related party.

(Loss) Income from Discontinued Operations

The following table sets forth for the three and nine months ended September 30, 2012 and 2011 indicated selected financial data of the Company’s discontinued operations of our Schools

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$642,832	$2,296,354	$4,807,084	$4,228,715
Cost of sales	776,277	2,172,621	4,072,184	3,071,549
Gross profit	(133,445)	165,235	734,900	1,157,166
Operating and other non-operating expenses	(682,444)	(606,759)	(1,455,541)	(1,051,225)
Income from discontinued operations	(815,889)	(441,524)	(720,641)	105,941
Loss from abandonment of discontinued operation	(11,768,686)	-	(11,768,686)	-
Loss from discontinued operation	$(12,584,575)	$(441,524)	$(12,489,327)	$105,941

Net (loss) income

We recorded a net loss of $15,903,728 for the quarter ended September 30, 2012 or $(0.22) per common share (basic and diluted), as compared to a net loss of $506,362, or $(0.01) per common share (basic and diluted) for the same period in 2011. We recorded a net loss of $16,202,446 or $(0.22) per common share (basic and diluted) for nine months ended September 30, 2012, as compared to $1,898,104 or $(0.03) per common share (basic and diluted) for the same period in 2011. The increase in net loss was primarily due to an increase in operating expenses, including an impairment loss of $2,350,634 and a loss from discontinued operations as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

 Liquidity is the ability of a company to generate enough cash to meet its operational cash requirements.  As of September 30, 2012, we had cash of $6,813 and a working capital deficit of $629,944, as compared to a working capital deficit of $174,532 at December 31, 2011

        Material changes in our current assets and liabilities were primarily attributable to:

•	A decrease in cash and cash equivalents of $1,694,008 due to the deconsolidation of the Schools and due to cash used in operating activities of approximately $1,440,000.
•	A decrease in assets from discontinued operations of $1,053,950 due to the deconsolidation of the Schools,
•	An increase in accounts payable of $64,168 due to a lack of working capital to pay our vendors,
•	An increase in due to related parties of $118,311 due to an increase in working capital advances from related parties, and,
•	A decrease in liabilities from discontinued operations of $98,263 due to the deconsolidation of the Schools,

    On February 22, 2011, we borrowed $150,000 from China Direct, a related party, under the terms of a promissory note. The proceeds from this loan will be used for working capital purposes. The promissory note accrues interest at an annual rate of 6%, with principal and accrued interest due on February 21, 2012. This note was extended on demand on February 21, 2012. Additionally, during the third quarter of 2012, we borrowed an aggregate of $16,000 under the similar terms.

On February 24, 2012, we completed the sale of 2,000,000 shares of our common stock to Dolton Consulting Services, Inc. at a price of $0.10 per share. During the second quarter of fiscal 2012, we completed the sale of 440,000 shares of our common stock to Megamind Resources, Inc. at a price of $0.10 per share. We used the proceeds from these transactions for working capital.

  On November 19, 2012, we entered into convertible promissory note agreements with two third party companies (the “Holders”) for an aggregate amount of $86,000. These convertible notes are unsecured, bear interest at 8.0% per annum and are payable on demand. Interest shall be calculated on the basis of a 360-day year and the actual number of days elapsed. The Holders shall have the right, exercisable at any time from and after the date of issuance of these convertible promissory notes until the respective note is fully paid, to convert the entire outstanding and unpaid principal of these promissory notes, in whole or in part, upon delivery of a notice of conversion into the Company's common stock at the conversion price which shall be the lesser of 50% of the average of the five lowest closing prices for the Company’s stock during the previous 20 trading days or .08 cents per share, subject to adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Company’s common stock. If at any time the convertible promissory notes are outstanding the Company shall offer, issue or agree to issue any common stock or securities convertible into or exercisable for shares of common stock (or modify any of the foregoing which may be outstanding) to any person or entity at a price per share or conversion or exercise price per share which shall be less than the then applicable conversion price in respect of the Shares, without the consent of the Holders of these convertible promissory notes, except with respect to Excepted Issuances , then the Company shall issue, for each such occasion, additional shares of Common Stock to each Holder so that the average per share purchase price of the shares of Common Stock issued to the Holder (of only the Conversion Shares still owned by the Holder) is equal to such other lower price per share and the conversion price shall automatically be reduced to such other lower price per share. For the purposes hereof, "Excepted Issuances" means any offer, issuance or agreement to issue any common stock or securities convertible into or exercisable for shares of common s tock (or modify any of the foregoing which may be outstanding) in connection with (i) full or partial consideration in connection with a strategic merger, consolidation or purchase of substantially all of the securities or assets of corporation or other entity, (ii) the Company’s issuance of securities in connection with strategic license agreements and other partnering arrangements so long as such issuances are not for the purpose of raising capital, (iii) the Company’s issuance of Common Stock or the issuance or grants of options to purchase common stock pursuant to the Company’s stock option plans and employee stock purchase plans, (iv) the conversion of any of the convertible promissory notes, (v) the payment of any interest on the promissory notes, and (vi) as has been described in reports filed with the Commission or delivered to the Holder prior to the issuance of these promissory notes.

        In accordance with the FASB authoritative guidance, the conversion feature of the convertible debt was separated from the host contract and recognized as a derivative instrument. The conversion feature of the debt has been characterized as a derivative liability to be re-measured at the end of every reporting period with the change in value reported in the consolidated statement of operations.

        On January 7, 2013, we entered into convertible promissory note agreement with China Direct, a related party, for $17,900. This convertible notes is unsecured, bear interest at 6.0% per annum and the principal and any unpaid interest is payable in full no later than the earlier of (the “Maturity Date”) (i) January 7, 2014 or (ii) completion of an offering of the Company’s securities to raise capital. China Direct shall have the right, exercisable at any time from and after the date of issuance of this convertible promissory note until the note is fully paid, to convert the entire outstanding and unpaid principal of these promissory notes, in whole or in part, upon delivery of a notice of conversion into the Company's common stock at the conversion price which shall be the lesser of 50% of the closing price for the Company’s common stock,.This arrangement represents a fixed monetary conversion value of $17,900 based on the variable share quantity to be issued.

    The following events are reasonably likely to require us to raise additional capital.

•	An increase in working capital requirements to finance our operations;
•	An increase in work capital to finance the acquisition of operating entities:
•	The costs for recruitment and retention of additional management and personnel to support our operations and expansion plans; and
•	The additional costs, including legal accounting and consulting fees, of being a public company and the related compliance activities.

Our business plan contemplates the acquisition of operating entities including additional education related organizations.

Analysis of Cash Flow

We require working capital to pay operating expense, including audit, legal and related fees, associated with our reporting obligations under the Securities Exchange Act of 1934. We estimate that funds required for the next twelve months of operations to be approximately $500,000.  We presently do not have any source of working capital. As of September 30, 2012, we never received any service fees we are entitled to from our Schools as the funds have been retained by the schools for working capital purposes and we will not receive any funds from the Schools in the future.  It is possible that we will not have sufficient funds to pay our operating expenses in future periods, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

Net cash (used in) provided by operating activities for the nine months ended September 30, 2012 and 2011 was $(1,439,697) and $1,676,965, respectively. For the nine months ended September 30, 2012, net cash used in operations consisted of cash used to fund our net loss and to fund a net increase in net assets of discontinued operations.

Net cash used in investing activities was $674,278 for the nine months ended September 30, 2012, primarily due to capital expenditures for school building improvements and purchase of operating equipment (discontinued operations) of $232,540, and a decrease in cash of $441,738 related to deconsolidation of the Schools.  Net cash used in investing activities was $55,858 for the nine months ended September 30, 2011, primarily due to capital expenditures for school building improvements and purchase of operating equipment (discontinued operations) of $317,326 offset by cash received from acquisitions of $261,467.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $408,908, due primarily to proceeds from capital raised and advances/loans from related parties $244,000 and $164,908, respectively.  Net cash used in financing activities for the nine months ended September 30, 2011 was $(360,219) primarily due to the payment of related party advances of $515,783 offset by proceeds from related party loans of $150,000.

CONTRACTUAL OBLIGATIONS

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of September 30, 2012 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Loans payable – related parties	$180,538	$180,538	$-	$-	$-

Total contractual obligations	$180,538	$180,538	$-	$-	$-

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

 Prior to the deconsolidation of the Schools, the Schools were considered a VIE and we were the primary beneficiary. China Education and Hangzhou Education entered into the School Control Agreements with the Schools and their owners,  which we (i) exercised effective control over the Schools by having their shareholders pledge their respective equity interests in the Schools to us and entrust all the rights to exercise their voting power over their ownership to us (ii) receive 65% of  the Schools’ pre-tax profits (90% if no taxes are paid) in consideration for technical support, marketing and management consulting services provided by Hangzhou Education to the Schools; and (iii) had an exclusive option to purchase all or part of the equity interests in the Schools and all or part of the equity interest in its subsidiaries, as well as all or part of the assets of the Schools, in each case when and to the extent permitted by applicable PRC law. Effective on July 1, 2012, the Schools are presented in the accompanying consolidated financial statements as a discontinued operation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012.

Based on this evaluation we concluded that as of September 30, 2012 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011.  In addition, subsequent to September 30, 2012 we failed to timely file this Quarterly Report on Form 10-Q for the period ended September 30, 2012 with the SEC currently, we do not have sufficient working capital funds to hire a full-time chief financial officer.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS.

 In additional to the risk factors discussed below, risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2011.

We may not be able to obtain sufficient capital to fund our current operations and planned expansion strategy and may be forced to limit the scope of our growth strategy and operations.

Our ability to implement our growth strategy and to fund our operations is dependent on our ability to raise additional capital.  Our ability to attract additional capital may be adversely impacted by the deconsolidation of the Schools, our lack of a full-time chief financial officer, and a lack of working capital to fund our operations.  In addition, because our common stock is quoted in the over the counter market, and as a result of the recent increased scrutiny of China-based U.S. public companies, our ability to raise capital may be further adversely impacted.  If adequate additional financing is not available on reasonable terms, we may not be able to fund our current administrative operations or implement our expansion plans in the PRC and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.  In connection with our growth strategy, we will require a capital investment and accordingly, we may not have sufficient capital to fund our current or future operations without additional capital investments. Our capital needs will depend on numerous factors, including our profitability, the actual versus planned cost to operate and maintain schools in the PRC and the amount of our operational, business development and capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.  If we cannot obtain additional funding, we may be required to substantially curtail our operations, limit our marketing efforts or delay the future acquisition of schools or any other business.  These types of reductions could materially adversely affect our business and our ability to compete in future periods.   Even if we do find a source of additional capital, we may not be able to negotiate acceptable terms and conditions for obtaining the additional capital. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available on terms that will be acceptable to us, or at all.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 2, 2012, we issued 24,000 shares to Judith Denton, our board of director and 576,000 to Joel Mason, our previous Chief Executive Officer for a total value of $330,000. We also issued 720,000 shares with a valued of $396,000 to our attorney and 24,000 shares with a value of $13,200 to a consultant for the services rendered. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933, as amended, in reliance on exemptions provided by Section 4(2) of that act.

On July 27, 2012, we entered into a joint marketing agreement with RedChip Companies, Inc. for investor relations program. The term of the agreement is 12 months from the date of this agreement.  We agreed to issue 100,000 shares of our common stock which has value of $116,000 to RedChip in exchange for the services it provides. On September 20, 2012, we issued 100,000 shares to RedChip according to the term of this agreement.  The recipient was an accredited or otherwise sophisticated investor who had access to information concerning our company.  The issuance was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

In November 2012 our management reached a decision that their disagreements with shareholders and management of the Schools were such that any future operating cooperation between them was not possible, accordingly we reached the decision to deconsolidate the operations of Shaoxing High School from the Company effective July 1, 2012 On the accompanying consolidated financial statements, as of September 30, 2012 and December 31, 2012, and for the three and nine months ended September 30, 2012 and 2011,we accounted for Shaoxing High School as a discontinued operation. In connection with this discontinued operations, for the three and nine months ended September 30, 2012, we recorded a loss from discontinued operations of $(6,176,281) and $(5,718,302), respectively.

In February 2013, our management reached a decision to deconsolidate the operations of Pingtan Lanhua School and Hefei Meihua School from the Company effective July 1, 2012. Our decision to deconsolidate the Pingtan Lanhua School and Hefei Meihua School was due to our inability to provide effective operational control over the school and due to lack of working capital to enforce the School Control Agreement, and accordingly, any future operating cooperation between them was not feasible. The decision to deconsolidate is being accounted for as a forfeiture of our investment in Pingtan Lanhua School and Hefei Meihua School and are presented as if they were a discontinued operation. We maintain that the aforementioned agreements with the shareholders of Pingtan Lanhua School and Hefei Meihua School give us operational and financial control of the Pingtan Lanhua School and Hefei Meihua School. However due to the financial reasons, time and effort, resources required to defend these agreements, we have determined that pursuit of operational and financial control of Pingtan Lanhua School and Hefei Meihua School is not possible. Our decision to deconsolidate Pingtan Lanhua School and Hefei Meihua School is not a relinquishment of our claim of operational and financial control of the schools based on the School Control Agreement. Concurrent with the deconsolidation of Pingtan Lanhua School and Hefei Meihua School, management has determined that any obligation that may arise from Pingtan Lanhua School and Hefei Meihua School, that existed prior, or subsequent, to their decision to deconsolidate, is not an obligation of the Company. With respect to the 10,630,000 shares of the Company’s common stock issued to Crown Union upon having entered into the aforementioned agreements, we are currently analyzing procedures to recover such shares.

On February 22, 2011, we borrowed $150,000 from China Direct under the terms of an unsecured promissory note.  The proceeds were used for working capital purposes.  The promissory note accrues interest at an annual rate of 6%.  The principal and accrued interest was due on February 21, 2012.  This amount remains outstanding.  During the third quarter of 2012, we borrowed an aggregate of $16,000 under the terms of unsecured promissory notes from China Direct. Under the terms of the promissory notes, the loans shall accrue interest at an annual rate of 6% and the principal and accrued interest is due on different dates in 2013. At September 30, 2012, including accrued interest of $14,538 we had a loan payable-related party of $180,538. These promissory notes are due on demand.

ITEM 6.  EXHIBITS.

Exhibit No.	Description of Exhibit
10.1
Exclusive Cooperation Agreement dated August 19, 2012 between Hangzhou Kunjiang Education Technology Co., Ltd. and Shanghai Fuyi Education Information Consulting Co. Ltd. (Incorporated by reference to the Current Report on Form 8-K as filed on August 23, 2012).

10.2
Share Pledge Agreement dated August 19, 2012 between Hangzhou Kunjiang Education Technology Co., Ltd. and Fenlong Xu and Wei Xu (Incorporated by reference to the Current Report on Form 8-K as filed on August 23, 2012).

10.3	Power of Attorney dated August 19, 2012 between China Education Schools Co., Ltd and Shanghai Fuyi (Incorporated by reference to the Current Report on Form 8-K as filed on August 23, 2012).
10.4
Option Agreement dated August 19, 2012 between Crown Union Resources Limited and Fenglong Xu and Wei Xu and China Education, as Collateral Agent (Incorporated by reference to the Current Report on Form 8-K as filed on August 23, 2012).

10.5
Call Option Agreement dated August 19, 2012 between Fenglong Xu and Wei Xu and China Education Schools Co., Ltd. (Incorporated by reference to the Current Report on Form 8-K as filed on August 23, 2012).

10.7	License Agreement dated September 1, 2010 between American Education Center, Inc. and Frontera Associates, Inc.*
10.8	Joint Marketing Agreement dated July 27, 2012 between China Education International, Inc. and RedChip Companies, Inc.*
10.9	Convertible Note for $20,000 dated November 19, 2012 between China Education International Inc. and Marjorie Group, LLC*
10.10	Convertible Note for $66,000 dated November 19, 2012 between China Education International Inc. and Marjorie Group, LLC*
10.11	Promissory Note dated January 7, 2013 between China Education International Inc. and China Direct Investments, Inc.*
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer*
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EDUCATION INTERNATIONAL, INC.

Date: March 6, 2013	/s/ Li (Lisa) Liu
Li (Lisa) Liu, Chief Executive Officer and Chief Financial Officer